Form 10QSB
period 1996-06-30
CROWN NORTHCORP INC
filed 1996-08-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996
                                                  -------------

                                       OR
[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For transition period from ______________ to ______________

                          Commission File No.: 0-22936
                                               -------

                              Crown NorthCorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        22-3172740
- -------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

           1251 Dublin Road, Columbus, Ohio           43215
       ------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

                                 (614) 488-1169
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X       No
                                               -----        ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes               No
    ------           -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of July 31, 1996, the issuer had 8,199,799 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes               No    X
    -----             -----

                              CROWN NORTHCORP, INC.

                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      INDEX

                           PART I. FINANCIAL INFORMATION                                  PAGES
                           -----------------------------                                  -----
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheet as of June 30, 1996.............              I-1

                  Consolidated Statements of Operations for the three
                  months ended June 30, 1996 and 1995........................              I-2

                  Consolidated Statements of Operations for the six
                  months ended June 30, 1996 and 1995........................              I-3

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1996 and 1995........................           I-4 to I-5

                  Consolidated Statement of Stockholders' Equity
                  for the six months ended June 30, 1996.....................              I-6

                  Notes to Consolidated Financial Statements-
                  June 30, 1996 and 1995.....................................          I-7 to I-13

Item 2.           Management's Discussion and Analysis or Plan of
                  Operation.................................................          I-14 to I-25

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..........................................             II-1

Item 2.           Changes in Securities......................................             II-1

Item 3.           Defaults Upon Senior Securities............................             II-1

Item 4.           Submission of Matters to a Vote of Security Holders........             II-1

Item 5.           Other Information..........................................         II-2 to II-9

Item 6.           Exhibits and Reports on Form 8-K...........................             II-10

                  (a)      Exhibits..........................................             II-10

                  (b)      Reports on Form 8-K...............................             II-10

Signature....................................................................             II-11

Exhibit Index................................................................             II-12

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1. - Financial Statements
- ------------------------------

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 1996

ASSETS
- ------
Current assets:
  Cash and cash equivalents                    $   271,017
  Receivables, less
    collection allowance of $154,084             3,936,541
  Prepaid expenses and other assets                199,114
                                               -----------
         Total current assets                    4,406,672

Property and equipment, at cost, net of
    accumulated depreciation of $1,076,143       2,303,803
Restricted Cash                                    393,942
Goodwill - Net of accumulated amortization
    of $145,600                                    470,678
Other assets                                       656,383
                                               -----------
                                               $ 8,231,478
                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   303,093
  Other accrued liabilities                        474,125
  Current portion of long-term obligations          35,000
  Notes payable                                  2,250,000
                                               -----------
         Total current liabilities               3,062,218
                                               -----------

Long-Term Obligations - Less current portion
  Industrial development revenue bond            1,330,000
  Deferred income taxes                            129,000
                                               -----------
         Total long-term obligations             1,459,000
                                               -----------

Commitments

Stockholders' Equity:
  Common stock                                      82,500
  Additional paid-in capital                     2,192,772
  Retained earnings                              1,478,586
  Treasury stock, at cost                          (16,736)
  Excess purchase price of subsidiary              (26,862)
                                               -----------
         Total stockholders' equity              3,710,260
                                               -----------
                                               $ 8,231,478
                                               ===========

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended June 30,
                                             ---------------------------
                                                 1996          1995
                                             -----------    ----------
Revenues:
         Management fees                     $ 1,563,485    $1,528,408
         Disposition, liquidation
           and bonus fees                        916,086     1,357,784
         Incentive fees                          152,501       439,354
         Other                                    98,878        91,411
                                             -----------    ----------
                  Total revenues               2,730,950     3,416,957
                                             -----------    ----------

Operating and administrative
  expenses:
         Personnel                             2,355,600     2,244,521
         Occupancy                               370,011       233,330
         Insurance                                65,641        69,895
         Depreciation and amortization         1,325,900       190,814
         Other                                   339,863       372,640
                                             -----------    ----------
                  Total operating and
                   administrative expenses     4,457,015     3,111,200
                                             -----------    ----------

Earnings (loss)from operations                (1,726,065)      305,757

Other Expenses:
         Minority interest                      (161,069)           --
         Interest                                 66,451        19,399
         Loss on write-off of property
           and equipment                          47,594            --
                                             -----------    ----------
         Total other expenses                    (47,024)       19,399
                                             -----------    ----------

Earnings (loss) before income taxes           (1,679,041)      286,358

Income tax expense                              (604,216)      122,000
                                             -----------    ----------

Net earnings (loss)                          ($1,074,825)   $  164,358
                                             ===========    ==========

Net earnings (loss) per share                ($     0.13)   $     0.02
                                             ===========    ==========

Weighted average shares
  outstanding                                  8,199,779     8,249,779
                                             ===========    ==========

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Six Months Ended June 30,
                                             -------------------------
                                                 1996          1995
                                             -----------    ----------
Revenues:
         Management fees                     $ 3,306,012    $3,617,281
         Disposition, liquidation
          and bonus fees                       1,696,122     2,955,031
         Incentive fees                        1,302,219       439,354
         Other                                   167,136       104,678
                                             -----------    ----------
                  Total revenues               6,471,489     7,116,344
                                             -----------    ----------

Operating and administrative
  expenses:
         Personnel                             5,131,103     4,705,897
         Occupancy                               786,805       462,805
         Insurance                               144,425       144,250
         Depreciation and amortization         1,667,050       387,303
         Other                                   592,188       651,755
                                             -----------    ----------
                  Total operating and
                   administrative expenses     8,321,571     6,352,010
                                             -----------    ----------

Earnings (loss) from operations               (1,850,082)      764,344

Other expenses:
         Minority interest                      (175,837)           --
         Interest                                 93,618        34,069
         Loss on write-off of property
           and equipment                          47,594            --
                                             -----------    ----------
         Total other expenses                    (34,625)       34,069
                                             -----------    ----------

Earnings (loss) before income taxes           (1,815,457)      730,265

Income tax expense                              (635,582)      308,000
                                             -----------    ----------

Net earnings (loss)                          ($1,179,875)   $  422,265
                                             ===========    ==========

Net earnings (loss) per share                ($     0.14)   $     0.05
                                             ===========    ==========

Weighted average shares
  outstanding                                  8,199,779     8,249,816
                                             ===========    ==========

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1996           1995
                                                 -----------    -----------
Operating activities:
  Net earnings (loss)                            $(1,179,875)   $   422,265
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
          Depreciation and amortization            1,667,050        387,303
          Deferred income taxes                      120,089         (9,000)
          Loss on disposal of property and
          equipment                                   47,594             --
          Minority interest                         (175,837)            --
          Equity income from investment in
                  partnerships                        26,573        (19,227)
          Bond payment from escrow fund               52,928         27,483
          Change in operating assets
                  and liabilities:
                  Accounts receivable              1,749,372       (230,230)
                  Prepaid expenses and
                  other assets                       (32,431)         1,412
                  Accounts payable and
                  accrued expenses                (2,221,223)       (13,585)
                                                 -----------    -----------

  Net cash provided by operating activities           54,240        566,421
                                                 -----------    -----------

Investing activities:
  Capital expenditures                              (228,445)      (220,307)
  Acquisition of CSW stock                                --       (952,222)
  Corporate stock acquisitions                      (156,000)            --
  Distribution from partnership                        5,000             --
  Earnest money deposits                             (35,000)            --
  Investment in partnerships                              --         (9,900)
  Purchase of treasury stock                              --           (219)
  CSW cash at acquisition date                            --         16,305
                                                 -----------    -----------
  Net cash (used in) investing activities           (414,445)    (1,166,343)
                                                 -----------    -----------

Financing activities:
  Principal payments on notes and bond
   payable                                          (730,000)      (230,000)
  Principal payments on capital lease
   obligations                                            --         (8,620)
  Proceeds from notes payable                      1,650,000        700,000
  Payment of loan fees                               (18,181)       (19,217)
  Deposits on lease financings                       (18,524)            --
  Distributions to minority interest                (527,611)        (2,762)
                                                 -----------    -----------
  Net cash provided by financing activities          355,684        439,401
                                                 -----------    -----------

Net (decrease) in cash during the
   period                                             (4,521)      (160,521)

Cash and cash equivalents at
 beginning of period                                 275,538        607,487
                                                 -----------    -----------

Cash and cash equivalents at
 end of period                                   $   271,017    $   446,966
                                                 ===========    ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                Six Months Ended June 30,
                                                                --------------------------
                                                                   1996           1995
                                                                -----------    -----------
Supplemental information:

  Cash paid for income taxes                                    $ 1,565,475    $   215,565
                                                                ===========    ===========


  Cash paid for interest                                        $    99,483    $    29,877
                                                                ===========    ===========

Noncash investing and financing activities:

  Purchase accounting for Crown NorthCorp acquisition of CSW:

         Accounts receivable                                                   $   830,769
         Prepaid expenses                                                           12,812
         Property and equipment                                                     97,654
         Goodwill                                                                1,734,264
         Other assets                                                               13,557
         Accounts payable and accrued expenses                                     (79,150)
         Deferred tax liability                                                   (282,000)
         Notes payable                                                          (1,270,000)
         Minority interest                                                        (121,989)
         Additional paid-in capital                                               (952,222)
                                                                               -----------

CSW cash at acquisition date                                                   $   (16,305)
                                                                               ===========


          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                              EXCESS
                       COMMON STOCK      ADDITIONAL                    TREASURY STOCK        PURCHASE        TOTAL
                   -------------------    PAID-IN      RETAINED      -------------------     PRICE OF     STOCKHOLDERS'
                    SHARES     AMOUNT     CAPITAL      EARNINGS      SHARES      AMOUNT     SUBSIDIARY       EQUITY
                   ---------   -------   ----------   -----------    -------    --------    -----------    ----------
BALANCES AT
 DECEMBER 31,
 1995              8,250,000   $82,500   $2,192,772   $ 2,658,461    (50,221)   $(16,736)   $   (53,742)   $4,863,255

NET (LOSS)                --        --           --    (1,179,875)        --          --             --    (1,179,875)


AMORTIZATION OF
 EXCESS PURCHASE
 PRICE OF
 SUBSIDIARY               --        --           --            --         --          --         26,880        26,880
                   ---------   -------   ----------   -----------    -------    --------    -----------    ----------

BALANCES AT
 JUNE 30,
 1996              8,250,000   $82,500   $2,192,772   $ 1,478,586    (50,221    $(16,736)   $   (26,862)   $3,710,260
                   =========   =======   ==========   ===========    =======    ========    ===========    ==========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


1        General and Basis of Presentation
         ---------------------------------

         The accompanying unaudited consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

         The results of operations for the six months ended June 30, 1996 and 1995, respectively, are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

         The consolidated financial statements of the Company include the accounts of Crown NorthCorp, Inc. (formerly known as NorthCorp Realty Advisors, Inc.) and its subsidiaries as follows:

                                NAME                           PERCENT OWNED
                  Crown Revenue Services, Inc., ("Crown")         100%
                  Prime Tempus, Inc. ("Tempus")                   100%
                  Crown Properties, Inc.  ("CPI")                 100%
                  CSW Associates, Inc. ("CSW")                     80%
                  Crown Revenue Services Joint Venture I           75%
                  ("Crown JV")
                  Choice Hotels Venezuela, C.A. ("Choice C.A.")    52%
                  CHV Corporation, A.V.V.  ("Choice A.V.V.")       52%

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


         Related parties own the 20% minority interest in CSW and the 25% minority interest in Crown JV. All material intercompany accounts and transactions have been eliminated.

2.       Acquisitions
         ------------

         Effective August 4, 1994, American Holdings, Inc. (now known as Pure World, Inc., "Pure World") and its wholly owned subsidiary, NorthCorp Realty Advisors, Inc. ("NorthCorp"), entered into a Stock Purchase and Exchange Agreement (the "Acquisition Agreement") with Ronald E. Roark ("Buyer"), and his wholly owned company, Crown. This resulted in Crown becoming a wholly owned subsidiary of NorthCorp, and Buyer owning 51% of the resulting entity.

         The Acquisition Agreement contains operating covenants, which provide that until August 4, 1996: (1) Without unanimous consent of the Board of Directors, the Company cannot make distributions, enter into transactions with affiliates of the Buyer, change the compensation of certain executives of the Company or issue securities of the Company except for up to 400,000 shares of common stock for an employee stock option plan and (2) Pure World will appoint one member of the Board of Directors of the Company.

         Crown NorthCorp, Inc. acquired 80% of CSW in June, 1995 for $952,222 cash and $1,270,000 in notes payable to the former shareholders. The CSW acquisition was accounted for using the purchase method which resulted in the Company recording goodwill of approximately $1,730,000. As of March 31, 1996, the unamortized goodwill relating to the CSW acquisition was approximately $1,170,000. During the second quarter of 1996, the Company recorded a write down of the goodwill in the amount of $1,170,000. This amount is included in depreciation and amortization in the statement of operations for the six months ended June 30, 1996 (see Note 7 to Consolidated Financial Statements).

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


         The acceleration of revenues from CSW's existing contracts plus a changing business environment, which led to its inability to either expand existing contractual relationships or to develop new business for the Company, led to an adjustment of goodwill.

         Effective October 1, 1995, the Company acquired 100% of the outstanding capital stock of Tempus for $173,911 cash (net of cash acquired).

         Effective March 1, 1996, the Company acquired 52% of the outstanding capital stock of Choice C.A. and Choice A.V.V. for $156,000 in cash (see Note 7 to Consolidated Financial
         Statements).

         The following information summarizes the results of operations, on a pro forma basis, as though all companies had been combined as of January 1, 1995:

                                                         Six Months Ended
                                                           June 30, 1995
                                                           -------------

                           Revenues                        $  9,610,000
                                                           ============

                           Expenses and tax
                           provision                       $  9,236,000
                                                           ============

                           Net Income                      $    374,000
                                                           ============

                           Earnings per share              $        .05
                                                           ============

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


3.       Income taxes
         ------------

         For the six months ended June 30, 1996 and 1995, the components of income tax expense are as follows:

                                                           1996         1995
                                                        ---------    ---------
                           Current                      $(755,671)   $ 317,000
                           Deferred                       120,089       (9,000)
                                                        ---------    ---------

                  Total income tax expense              $(635,582)   $ 308,000
                                                        =========    =========


        At June 30, 1996, the Company had recorded a net deferred tax liability as follows:

         Assets:
           Current:
            Collection allowance                             $  52,338
            Items not currently deductible and other             5,300
           Long-term - depreciation and amortization            12,000
                                                             ---------

               Total assets                                  $  69,638
                                                             ---------


         Liabilities:
           Current - conversion from cash to accrual
            method of tax reporting for CSW                  ($ 70,500)
           Long-term - conversion from cash to accrual
            method of tax reporting for CSW                   (141,000)
                                                             ---------

                   Total liabilities                         ($211,500)
                                                             ---------

          Net deferred tax liability                         ($141,862)
                                                             =========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


4.       Retainage on disposition fees
         -----------------------------

         Under the terms of its contracts, the Resolution Trust Corporation ("RTC") retains a portion of the earned disposition fees (between 10% and 15% depending on the contract) pending expiration or termination of the contracts. The purpose of the retention is to provide a fund against which the RTC may recover costs attributable to assets that may remain unsold at the time of contract expiration or termination. If the retainage exceeds such costs, the excess is to be remitted back to the Company. The Company, however, has no obligation to reimburse the RTC for such costs exceeding the retention. Retainage is not recorded in the accounts of the Company until the final audit of the expired contract is complete, due to the uncertainty of the timing and estimated proceeds ultimately to be received. The gross retainage for contracts for which final audits are not complete at June 30, 1996 totaled approximately $486,000. Included in this amount are the RTC contracts of CSW which had retainages of approximately $400,000 at June 30, 1996, for which final contract audits had not yet been completed. These retainages were also sold in the CSW transaction.

         In connection with the acquisition of Crown (the NorthCorp business combination discussed in Note 2), NorthCorp entered into an agreement with Pure World providing that one half of approximately $2,830,000 of gross retainage outstanding as of July 31, 1994 will be remitted to Pure World if collected. Similarly on July 31, 1994, Crown entered into a retainage sharing agreement with an affiliate of the Buyer also providing for one half of approximately $1,265,000 of gross retainage outstanding as of July 31, 1994 to be remitted to the affiliate if collected.

         During 1996 and 1995, final contract audits were completed on sixteen RTC contracts. Gross retainage on these contracts was approximately $4,558,000. The Company has recorded retainage

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


         revenue, net of questioned costs, unsold asset recovery costs and the retainage due either Pure World or Buyer, of $185,981 in 1996 and $636,959 in 1995. No retainage revenue was recorded prior to 1995. No retainage revenue has been received as of June 30, 1996. The Company and the FDIC, as successor to the RTC are in ongoing negotiations to settle all issues surrounding the payment of retainages. Management anticipates receiving retainage revenues in 1996 attributable to those RTC contracts upon which audits have been completed.

5.       Contingent Liabilities and Commitments
         --------------------------------------

         During the six months ended June 30, 1996 and through August 1, 1996, there has been no material change in the status of pending litigation as disclosed in the Company's Form 10-KSB for the year ended December 31, 1995.

         During the six months ended June 30, 1996 and through August 1, 1996, the Company had not entered into any material commitments other than those disclosed in the Company's Form 10-KSB for the year ended December 31, 1995.

6.       Stockholders' Equity
         --------------------

         At June 30, 1996, the Company has 30,000,000 authorized shares of its $.01 par value common stock. During 1995, the Company's Board of Directors authorized 1,000,000 shares of preferred stock. As of June 30, 1996, no shares of preferred stock were issued.

         A stock option plan for the outside directors of the Company was approved by the Board of Directors in July 1995 and ratified by the Company's stockholders in May 1996. Under the plan, each outside director may be granted options for 100,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of June 30, 1996.

7.       Subsequent Event; sale of subsidiary
         ------------------------------------

         Pursuant to an action taken by the Company's board of directors on July 23, 1996, effective July 31, 1996, the Company sold its 80% interest in CSW. As a result of the sale, the buyer acquired assets of CSW including cash, contracts, receivables and the investments in Choice C.A. and Choice A.V.V. and assumed liabilities of CSW including a long-term lease for CSW's offices and liabilities associated with acquired contracts.

Item 2. - Management's Discussion and Analysis or Plan of Operations
- --------------------------------------------------------------------

GENERAL

The Company derives its revenues primarily from the financial services it provides under asset management, disposition and servicing contracts with private- and public-sector clients. In operating under these contracts, the company manages and disposes of real estate and loan assets, services individual loans and loan portfolios and manages tax-exempt bond financings, administers receiverships and manages various corporate and partnership interests throughout the United States. Primarily through strategic acquisitions or alliances, the Company is attempting to both expand and diversify its core businesses and to develop and enter new businesses.

The Company presently operates under private-sector contracts with various clients, including investment banking firms and partnerships. At June 30, 1996, the private-sector assets under management pursuant to these contracts had an aggregate book value of $968 million, which more than doubled from $428 million at June 30, 1995. Assets are added to most of these contracts by addenda, each with its own compensation structure. During the second quarter of 1996, assets with an aggregate book value of $197 million were added to these contracts.

Historically, the Company has derived the majority of its revenues from public-sector contracts, primarily with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). Business available from these agencies has substantially declined over the last two years, as issues arising out of bank and thrift failures of the late 1980s and early 1990s have been resolved. The RTC's statutory authority expired December 31, 1995, at which time its remaining assets and operations were assigned to the FDIC. At June 30, 1996, the Company was managing assets with an aggregate book value of $44 million under contracts with the FDIC and the Texas Department of Insurance. As public-sector contracts have expired or reduced in size, the associated reduction in revenues, as well as the administrative costs related to the winding up of these contracts, have materially contributed to the Company's recent operating losses. Management believes that public-sector contracts will not be an ongoing primary business of the Company and, as a result, has implemented strategies to permit the Company to more competitively pursue private-sector contracts.

Management is encouraged by the expansion of its contractual relationship with the Federal Home Loan Mortgage Corporation, a quasi-public agency, to provide loss mitigation and loan workout services. At June 30, 1996, the Company had over 1,200 loans under management with an aggregate book value of more than $121 million.

BUSINESS OUTLOOK

This report contains certain "forward-looking statements" within the meaning of
Section 21E of the Exchange Act, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results could differ significantly from those contained herein and as a result of certain factors set forth below and elsewhere in this report.

Throughout the first half of 1996, there were fewer assets available in the financial services markets than in prior periods. Primary reasons for this circumstance include a significant decline in public-sector assets, largely attributable to reductions in assets available through the RTC, and the lack of expansion in private-sector markets. Management has redeployed portions of its operations which have serviced public-sector opportunities to concentrate its financial and human resources both on expanding existing private-sector businesses and on developing new ones. The table below indicates the movement of the Company's operations to private-sector portfolios.

                             Assets Under Management
                             -----------------------

                                             June 30, 1996            June 30, 1995
                                             -------------            -------------
         Number of Assets
          - Public Sector                              475                    2,345

         Contract Book Value
          - Public Sector                      $44 million             $408 million

         Number of Assets
          - Private Sector                           1,598                      523

         Contract Book Value
          - Private Sector                    $968 million             $428 million

         Total Number of Assets                      2,073                    2,868
         Total Contract Value               $1.012 billion             $836 million

As indicated above, during the Company's ongoing restructuring, the total contract value of assets under management has increased. There can be no assurance, however, that this trend will continue. Additionally, the decline in public-sector business has led to material declines in the Company's revenues and will continue to do so unless the Company is successful in expanding and developing private-sector businesses.

In restructuring the Company to operate primarily in private-sector financial markets, the Company is able to maintain lower staffing levels than would be required in the administration of predominately public-sector portfolios; private-sector portfolios typically involve lower numbers of assets with higher average balances. For the six months ended June 30, 1996, the Company's ongoing staff reductions have resulted in annual payroll reductions of $1.1 million. During the third quarter of 1996, the Company anticipates effecting additional staff reductions which will reduce annual payroll expense by $500,000. In addition to the reductions in staffing, the Company anticipates curtailing operations in its Washington D.C. office during the third quarter of 1996. In the third quarter of 1996, the Company sold a subsidiary, which resulted in the closing of the Miami, Florida office of the Company (see Note 7 to Consolidated Financial Statements). The Company anticipates however, that it will retain a presence in both the Washington and Miami markets.

While continuing to restructure its existing operations, management is also proceeding to expand the Company's core asset management, disposition and servicing business through strategic acquisitions. The Company has entered into a letter of intent and is negotiating a definitive agreement to acquire Eastern Realty Corporation and affiliated entities involved in asset management and real estate development. Pursuant to this transaction, which is subject to the approval of the Company's board of directors, the Company would issue convertible preferred stock and stock warrants to acquire these entities. There can be no assurance that the transaction will happen under these terms or at all.

Management intends to continue to aggressively pursue acquisition opportunities arising out of the substantial consolidations in the markets in which the Company operates.

Over and above acquisition activities, management is also continuing to develop and expand both new and existing private-sector business lines including businesses related to, among other things, student loans, bond portfolios and tax certificates. Management continues to pursue asset management and disposition opportunities with both domestic and foreign governments. As an example of the latter, the

Company, in the third quarter of 1996, is establishing a Danish corporation to pursue business opportunities in Europe. This corporation has secured third-party financing of up to $225,000 for operational purposes.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The following discussion and analysis sets forth the significant changes in the results of the operations of the Company for the three months ended June 30, 1996 and 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

For comparative purposes, the following table defines the periods that operations of the Company are reflected in the Consolidated Financial
Statements:


         -----------------------------------------------------------------
           Name                             1996                   1995
           ----                             ----                   ----
         Crown NorthCorp                  4/1-6/30               4/1-6/30
         Crown                            4/1-6/30               4/1-6/30
         Tempus                           4/1-6/30                  N/A
         CPI                              4/1-6/30               4/1-6/30
         CSW                              4/1-6/30                  N/A
         Crown JV                         4/1-6/30               4/1-6/30
         Choice C.A.                      3/1-6/30                  N/A
         Choice A.V.V.                    3/1-6/30                  N/A
         -----------------------------------------------------------------

Total revenues for the second quarter of 1996 decreased to $2.7 million from $3.4 million for the second quarter of 1995. The decrease was due primarily to disposition fees decreasing due to the expiration of RTC contracts by year-end 1995.

Management fee revenues increased slightly to $1.6 million for the second quarter of 1996 from $1.5 million for the second quarter of 1995. The increase was due to the addition of the operations of CSW and Tempus, as Crown saw significant decreases in management fee revenues due to the expiration of all RTC contracts by year-end 1995.

Disposition, liquidation and bonus fee revenues of $920,000 for the second quarter of 1996 decreased from $1.4 million for the second quarter of 1995. The addition of the operations of CSW added $300,000 in disposition fee revenues, while Crown had a decrease of

$780,000 due to the expiration of all RTC contracts by year-end 1995.

Incentive fee revenues decreased to $150,000 for the second quarter of 1996 from $440,000 for the second quarter of 1995. The decrease was due to a reduced number of remaining assets in the FDIC contract of the Company.

Other revenues remained at relatively the same levels for the second quarter of 1996 and 1995.

Personnel costs increased slightly to $2.4 million for the second quarter of 1996 from $2.2 million for the second quarter of 1995. The addition of the operations of CSW and Tempus resulted in the net increase in personnel costs. Due to the expiration of the RTC contracts of Crown NorthCorp and Crown, personnel costs were reduced accordingly by $560,000. At June 30, 1996, the Company had 121 full-time employees.

Occupancy costs of $370,000 for the second quarter of 1996 increased from $230,000 for the second quarter of 1995. The increase was due primarily to the addition of the operations of CSW and Tempus, as these costs actually decreased by $50,000 between Crown NorthCorp and Crown for the costs associated with the expirations of public-sector contracts.

Insurance costs remained relatively unchanged for the second quarter of 1996 when compared to the second quarter of 1995.

Depreciation and amortization increased to $1.3 million for the second quarter of 1996 from $190,000 for the second quarter of 1995. Approximately $1,170,000 of the increase was due to the write down of the remaining unamortized goodwill related to the CSW acquisition.

Other expenses decreased to $340,000 for the second quarter of 1996 from $370,000 for the second quarter of 1995. The expiration of the RTC contracts and the continued streamlining of operations resulted in the decrease, as the addition of the operations of CSW and Tempus added to the other expenses of the Company.

Minority interest of ($160,000) for the second quarter of 1996 reflects the 20% of CSW operations not owned by the Company.

Interest expense more than tripled to $70,000 for the second quarter of 1996 from $19,000 for the second quarter of 1995. The interest on debt resulting from the CSW acquisition, and increased bank borrowing to fund operations of the Company resulted in the increase.

Loss on write-off of property and equipment was $50,000 for the second quarter of 1996. This was a result of outdated computers and equipment being donated to charity by the Company.

Income tax expense decreased to ($600,000) for the second quarter of 1996 from $120,000 for the second quarter of 1995 (See Note 3 to the Consolidated Financial Statements). The majority of the decrease was due to the taxable loss carryback related primarily to the write down of the CSW goodwill.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

The following discussion and analysis sets forth the significant changes in the results of the operations of the Company for the six months ended June 30, 1996 and 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

For comparative purposes, the following table defines the periods that operations of the Company are reflected in the Consolidated Financial
Statements:


         -------------------------------------------------------------
           Name                          1996                  1995
           ----                          ----                  ----
         Crown NorthCorp               1/1-6/30              1/1-6/30
         Crown                         1/1-6/30              1/1-6/30
         Tempus                        1/1-6/30                 N/A
         CPI                           1/1-6/30              1/1-6/30
         CSW                           1/1-6/30                 N/A
         Crown JV                      1/1-6/30              1/1-6/30
         Choice C.A.                   3/1-6/30                 N/A
         Choice A.V.V.                 3/1-6/30                 N/A
         -------------------------------------------------------------

Total revenues decreased to $6.5 million for the first six months of 1996 from $7.l million for the six months of 1995. The decrease was due primarily to the expiration by year-end 1995 of the RTC contracts of Crown, as total revenues decreased by $2.6 million. The addition of the operations of CSW and Tempus added $2 million in total revenues for the first six months of 1996 versus the same period of 1995.

Management fee revenues of $3.3 million for the first six months of 1996 decreased from $3.6 million for the six months of 1995. The addition of the operations of CSW and Tempus increased management fee revenues by $900,000. For Crown, the expiration of the RTC contracts by year-end 1995 resulted in a decrease of more than $1.2 million in management fee revenues for the first six months of 1996 versus the first six months of 1995.

Disposition, liquidation and bonus fee revenues decreased to $1.7 million for the first six months of 1996 from $3 million for the first six months of 1995. The expiration of the RTC contracts by year-end 1995, and the reduction in disposition activity of the FDIC contract of Crown NorthCorp resulted in a decrease of over $1.95 million for the first six months of 1996 versus the same period for 1995. The addition of the operations of CSW for the first six months of 1996 increased disposition, liquidation and bonus fee revenues by $650,000 from the same period for 1995.

Incentive fee revenues of $1.3 million for the first six months of 1996 increased from $440,000 for the first six months of 1995. The increase was due to certain performance levels being reached pursuant to the terms of the FDIC contracts of the Company. The addition of the operations of CSW accounted for $300,000 of these revenues for the first six months of 1996, while the other $1 million was earned through the FDIC contract of Crown NorthCorp. All of the 1995 revenues for this period were earned through the FDIC contract of Crown NorthCorp.

Other revenues increased to $170,000 for the first six months of 1996 from $100,000 for the first six months of 1995. Operations from joint ventures of the Company and the addition of the operations of CSW and Tempus resulted in the increase.

Personnel expenses of $5.1 million for the first six months of 1996 increased from $4.7 million for the first six months of 1995. The addition of the operations of CSW and Tempus increased personnel costs by $1.3 million for the first six months of 1996 versus the same period of 1995. Due to the expiration of public-sector contracts of the Company, there were reductions in personnel costs of $900,000 for Crown NorthCorp and Crown for the first six months of 1996 from the first six months of 1995.

Occupancy costs increased to $790,000 for the first six months of 1996 from $460,000 for the first six months of 1995. The addition of the operations of CSW and Tempus increased occupancy costs by $405,000 for the first six months of 1996. Due to the costs associated with the expiration of the RTC contracts by year-end 1995 for Crown NorthCorp and Crown, the corresponding occupancy costs decreased by $75,000.

Insurance costs remained at relatively the same levels for the first six months of 1996 and 1995.

Depreciation and amortization of $1.7 million for the first six months of 1996 increased from $390,000 for the first six months of 1995. Approximately $1,170,000 of the increase was due to the write down of the remaining unamortized goodwill balance related to the CSW acquisition.

Other expenses decreased to $590,000 for the first six months of 1996 from $650,000 for the first six months of 1995. This decrease was due to the continued streamlining of operations by the Company.

Minority Interest of ($180,000) for the first six months of 1996 reflects the 20% of CSW operations not owned by the Company.

Interest expense increased to $90,000 for the first six months of 1996 from $30,000 for the first six months of 1995. The interest on debt resulting from the CSW acquisition, and increased bank borrowings to fund operations of the Company resulted in the increase.

Loss on write-off of property and equipment was $50,000 for the first six months of 1996. This was a result of outdated computers and equipment being donated to charity by the Company.

Income tax expense decreased to ($640,000) for the first six months of 1996 from $310,000 for the first six months of 1995 (See Note 3 to the Consolidated Financial Statements). The majority of the decrease was due to the taxable loss carryback related to the write down of the CSW goodwill.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $1.3 million (including cash and cash equivalents of $271,017) and $1,330,000 of long-term debt. The Company had a $750,000 revolving line of credit, having an outstanding balance of $750,000 at June 30, 1996. Subsequent to June 30, 1996 the Company has entered into negotiations with the bank with respect to an additional credit facility.

In March, 1996, the Company borrowed $1.5 million under an installment note having nine monthly installments of $166,667 each. Under the original terms of the note, payments were to begin July 31, 1996. Subsequently, the bank amended the terms to payments of interest only through February, 1997, at which time the outstanding loan balance of $1,500,000 is due.

In June, 1996, the Company paid the second and final $350,000 installment on the note for the acquisition of CSW.

The Company is implementing strategies to decrease operating costs through staff reductions and office closings. Management anticipates the need to use external financing from time to time to maintain operations and to fund future business acquisitions. Unless the Company continues to decrease operating costs while expanding its revenue base, its working capital position will deteriorate.

PART II - OTHER INFORMATION
- ---------------------------

Item 1. - Legal Proceedings
- ---------------------------
None

Item 2. - Changes in Securities
- -------------------------------
None

Item 3. - Defaults Upon Senior Securities
- -----------------------------------------
None

Item 4. - Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
(a)       The Company held its Annual Meeting of Stockholders on May 7,
          1996.

(b)       Not applicable

(c) At the meeting, stockholders voted on the following two proposals:

 PROPOSAL NO. 1. Proposal to ratify the 1995 Formula Stock
 Option Plan for non - employee directors of the Company.

 PROPOSAL NO. 2. To elect five directors for the ensuing year.

 Stockholders approved both proposals. The results of the voting were:

                                 For                Against          Abstain
                                 ---                -------          -------
 Proposal No. 1               4,324,995            1,181,724          3,899
 Proposal No. 2

 Votes for all nominees 5,510,376
 Votes to withhold authority from the following nominees:

          Ronald E. Roark                             242
          Louis J. Castelli                           242
          John Everets, Jr.                           242
          John W. Galuchie, Jr.                       242
          Thomas F. Wratten                           242

(d)       Not applicable

Item 5. - Other Information
- ---------------------------

Resignation of Louis J. Castelli as President and Chief Operating
- -----------------------------------------------------------------
Officer
- -------

On August 6, 1996, Louis J. Castelli submitted his resignation as President and Chief Operating Officer of the Company, effective August 31, 1996. Mr. Castelli will assume the same posts with a speciality electronics firm based in Columbus, Ohio. He will continue to serve as a member of the Company's board of directors.

The Company is forming a search committee to evaluate candidates to succeed Mr. Castelli.

Form 4 filings; Registration Rights Agreements
- ----------------------------------------------

On August 6 and 7, 1996, Forms 4 were filed with the SEC reporting the sale on July 30, 1996 of 1,073,491 shares of the Company's common stock, representing 13.01% of the outstanding common stock, as follows: (i) the sale by Pure World of 48,843 shares owned by it directly; (ii) the sale by Paul O. Koether, President and Chief Executive Officer of Pure World, of 488,249 shares owned by him directly or indirectly; and (iii) the sale by Natalie I. Koether of 536,399 shares owned by her directly or indirectly. The sales price was $0.75 per share.

In conjunction with the sales discussed in the preceding paragraph, as well as related sales, the Company has entered into registration rights agreements with respect to 1,232,044 shares of the Company's common stock, representing 14.93% of the outstanding common stock, in the form appearing on Exhibit 10.38 with the following parties:

                      Party
                      -----
Shares
- ------
         Edwin M. Ellman, Self-Directed Individual
           Retirement Account No. 2                                266,667
         Asdale Limited                                            400,000
         The Gordon V. and Helen C. Smith Foundation               404,677
         HNS, LLC                                                  134,000
         Jay N. Rollins                                             26,700
                                                               -----------

                                                                 1,232,044

Resignation of John W. Galuchie as a director
- ---------------------------------------------

As is set forth above in Note 2 to the Consolidated Financial Statements, pursuant to the Acquisition Agreement, until August 4, 1996, Pure World had the right to appoint one member of the Board of Directors of the Company. Pure World had designated John W. Galuchie, Jr. to serve as a director. Mr. Galuchie submitted his resignation as a director, effective July 30, 1996.

Disposition of CSW
- ------------------

Pursuant to an action by the Company's board of directors, on August 8, 1996, the Company and Tucker Holding Company, Ltd. , an Ohio limited liability company ("Tucker") entered into a Stock Purchase Agreement (the "Purchase Agreement") with CSW Acquisition Corp., a Florida corporation ("CSWA") and Bradley S. Weiss ("Weiss") whereby the Company and Tucker sold and CSWA purchased all of the issued and outstanding stock of CSW. CSWA is a Florida corporation of which Weiss is President. The purchase and sale was effective July 31, 1996 (the "Effective Date"). Transfer of record ownership shall take place on the earlier of (i) the date CSWA obtains consent of certain parties with whom CSW contracts or (ii) the expiration dates of these contracts.

Tucker holds 4,207,500 shares of the Company's common stock, representing 51% of the outstanding common stock. Prior to the Effective Date, Tucker, Ronald E. Roark, the Chairman and Chief Executive Officer of the Company, Louis J. Castelli, the President and Chief Operating Officer of the Company and Weiss, an Executive Vice President of the Company, had advised the Company that (i) they constituted a "group" for purposes of Section 13(d)(3) of the Exchange Act, (ii) that the ownership interests of Messrs. Roark, Castelli and Weiss in Tucker were 76.19%, 19.05% and 4.76% respectively and (iii) each of Tucker, Mr. Roark, Mr. Castelli and Mr. Weiss shared the power to direct the voting and disposition of these 4,207,500 shares. Prior to the Effective Date, each of Tucker, Mr. Roark, Mr. Castelli and Mr. Weiss may be deemed to have been in a position to exercise a controlling influence over the Company. Prior to the Effective Date, the Amended and Restated Operating Agreement ("Operating Agreement") governing the affairs of Tucker provided Mr. Weiss with the option, exercisable at any time until March 31, 1997, to have Mr. Weiss' membership interest in Tucker exchanged for either (i) an in-kind distribution to Mr. Weiss of 4.76% of all of the assets of Tucker or (ii) cash in an amount equal to 4.76% of the fair market value of Tucker's assets (provided, however, that the fair market value of the common stock of the Company held by Tucker would be valued at not less than $.8125 per share). Prior to the Effective Date, the Operating Agreement also included provisions protecting Mr. Weiss from having his indirect, beneficial ownership in the Company resulting from his membership interest in Tucker diluted as a result of actions taken by or with respect to Tucker.

Prior to the Effective Date, the Company and Mr. Weiss were parties to an employment agreement (the "Weiss Employment Agreement") for an initial two-year term ending February 28, 1997. The Weiss Employment Agreement provided for Mr. Weiss to receive a base salary of $125,000 per year plus a bonus equal to 20% of the net operating income in excess of $3,600,000 of certain contracts of CSW. Mr. Weiss served as chairman and chief executive officer of CSW.

Pursuant to the Purchase Agreement, the Company sold eighty shares, or 80% of CSW's capital stock, to CSWA and Tucker sold twenty shares, or 20% of CSW's capital stock, to CSWA in exchange for ten dollars and the assignment by Weiss of his ownership interests in Tucker to Tucker. Also pursuant to the Purchase Agreement, (i) Tucker and Mr. Weiss executed a mutual release whereby Tucker and Mr. Weiss released each other from any and all claims either may have with respect to the Operating Agreement and (ii) the Company and Mr. Weiss executed a mutual release acknowledging the termination of the Weiss Employment Agreement. Mr. Weiss resigned as an Executive Vice President of the Company, on the Effective Date.

In entering into the Purchase Agreement, the Company determined the appropriate consideration by evaluating several factors including (i) the assets of CSW,
(ii) the liabilities of CSW, including liabilities associated with a long-term lease for CSW's offices and expenses associated with the ongoing operations of CSW, (iii) the effect of Mr. Weiss' assignment of his interest in Tucker on the anti-dilution provisions in the Operating Agreement, (iv) the Weiss Employment Agreement and (v) the taxable loss carry back available to the Company as well as the ability to restructure an obligation of the Company by reason of the carry back.

As of the Effective Date, the ownership interests of Messrs. Roark and Castelli in Tucker were 80% and 20% respectively.

Pro forma Financial Information
- -------------------------------

Set forth below is certain unaudited pro forma financial information of Crown NorthCorp, Inc. (the Company) for the dates indicated. The unaudited pro forma financial statements include the accounts of the Company and subsidiaries. The statements of operations have been adjusted to reflect the sale of CSW Associates, Inc. (described in Note 1 in the Notes to Pro forma Consolidated Statements) had the transaction taken place on January 1, 1995. The balance sheet has been adjusted to reflect the sale had the transaction taken place on June 30, 1996.

The pro forma information of the Company is not intended to be indicative of either the results of operations or the financial position which may be attained in the future. In view of the foregoing, caution should be exercised in placing excessive reliance on the pro forma information.

                              CROWN NORTHCORP, INC.
                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)


                                                        Crown NorthCorp, Inc.                   Adjusted
                                                        Consolidated          Pro forma         Consolidated
                                                        Historical            Adjustments       Pro forma
                                                        ----------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $   271,017    $   (92,877)   (c)   $   178,140
  Receivables, less collection
  allowance                                                    3,936,541       (705,864)   (c)
                                                                                267,429    (d)     3,498,106
Prepaid expenses and other assets                                199,114                             199,114
                                                        ----------------------------------------------------
  Total current assets                                         4,406,672       (531,312)           3,875,360

Property and equipment, at cost,
 less accumulated depreciation                                 2,303,803       (189,166)           2,114,637
Restricted cash                                                  393,942                             393,942
Goodwill-net of accumulated
 amortization                                                    470,678                             470,678
Other assets                                                     656,383       (394,961)             261,422
                                                        ----------------------------------------------------
  Total Assets                                               $ 8,231,478    $(1,115,439)         $ 7,116,039
                                                        ====================================================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Accounts payable                                            $   303,093    $   (25,861)   (c)   $   277,232
 Accrued other liabilities                                       474,125        (81,349)   (c)       392,776
 Notes payable                                                 2,285,000                           2,285,000
                                                        ----------------------------------------------------
  Total current liabilities                                    3,062,218       (107,210)           2,955,008

Other Liabilities:
 Industrial development revenue bond                           1,330,000                           1,330,000
 Deferred income taxes                                           129,000                             129,000
                                                        ----------------------------------------------------
  Total other liabilities                                      1,459,000              0            1,459,000
Stockholders' equity:
 Common stock                                                     82,500                              82,500
 Additional paid-in capital                                    2,192,772                           2,192,772
 Treasury stock                                                  (16,736)                            (16,736)
 Excess purchase price of subsidiary                             (26,862)                            (26,862)
 Retained earnings                                             1,478,586     (1,275,658)   (c)
                                                                                267,429    (d)       470,357
                                                        ----------------------------------------------------
  Total stockholders' equity                                   3,710,260     (1,008,229)           2,702,031
                                                        ----------------------------------------------------

       Total Liabilities and
       Stockholders' Equity                                  $ 8,231,478    $(1,115,439)         $ 7,116,039
                                                        ====================================================








            See accompanying notes to Pro forma Financial Statements

Crown NorthCorp, Inc.
Pro forma Consolidated Statements of Operations
For the year ended December 31, 1995
and for the six months ended June 30, 1996
(Unaudited)

                                                               For the twelve months ended
                                                                  December 31, 1995
                                                      -----------------------------------------------
                                                      Crown
                                                      NorthCorp, Inc.                    Adjusted
                                                      Consolidated      Pro forma        Consolidated
                                                      Historical        Adjustments      Pro forma
                                                      ----------------  -----------      ------------
REVENUES:
Management fees                                       $ 7,459,832       $1,576,281 (a)   $ 5,883,551
Disposition, liquidation and bonus fees                 6,943,795        2,477,304 (a)     4,466,491
Incentive fees                                          3,297,964        1,213,383 (a)     2,084,581
Other                                                     381,591           27,703 (a)       353,888
                                                      -----------       ----------       -----------
                   Total revenues                      18,083,182        5,294,671        12,788,511
                                                      -----------       ----------       -----------

OPERATING & ADMINISTRATIVE EXPENSES:
Personnel                                              10,451,878        1,341,056 (a)     9,110,822
Occupancy                                               1,180,827          240,059 (a)       940,768
Insurance                                                 303,894            7,892 (a)       296,002
Depreciation and amortization                           1,040,656          388,787 (a)       651,869
Other                                                   1,481,370          254,071 (a)     1,227,299
                                                      -----------       ----------       ----------
 Total operating & administrative expenses             14,458,625        2,231,865        12,226,760
                                                      -----------       ----------       -----------

EARNINGS (LOSS) FROM OPERATIONS                         3,624,557        3,062,806           561,751
                                                      -----------       ----------       -----------

OTHER EXPENSES:
Minority interest                                         397,222          397,458 (a)          (236)
Interest                                                  166,037           39,397 (a)       126,640
Loss on write-off of property and equipment                19,884           11,997 (a)         7,887
                                                      -----------       ----------       -----------
 Total other expenses                                     583,143          448,852           134,291
                                                      -----------       ----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                     3,041,414        2,613,954           427,460

INCOME TAX EXPENSE                                      1,348,668        1,024,124 (a)       324,544
                                                       ----------       ----------       -----------

NET EARNINGS (LOSS)                                    $1,692,746       $1,589,830       $   102,916
                                                       ==========       ==========       ===========

NET EARNINGS (LOSS) PER SHARE                               $0.21            $0.19             $0.02
                                                       ==========       ==========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                     8,244,381        8,244,381         8,244,381
                                                       ==========       ==========       ===========

                                                             For the six months ended
                                                                   June 30, 1996
                                                    ------------------------------------------------
                                                    Crown
                                                    NorthCorp, Inc.                     Adjusted
                                                    Consolidated      Pro forma         Consolidated
                                                    Historical        Adjustments       Pro forma
                                                    ---------------   -----------       ------------
REVENUES:
Management fees                                     $ 3,306,012       $  699,094 (b)    $ 2,606,918
Disposition, liquidation and bonus fees               1,696,122          649,842 (b)      1,046,280
Incentive fees                                        1,302,219          303,102 (b)        999,117
Other                                                   167,136           34,607 (b)        132,529
                                                    -----------       ----------        -----------
                   Total revenues                     6,471,489        1,686,645          4,784,844
                                                    -----------       ----------        -----------

OPERATING & ADMINISTRATIVE EXPENSES:
Personnel                                             5,131,103        1,166,655 (b)      3,964,448
Occupancy                                               786,805          268,074 (b)        518,731
Insurance                                               144,425            9,246 (b)        135,179
Depreciation and amortization                         1,667,050        1,386,730 (b)        280,320
Other                                                   592,188           59,345 (b)        532,843
                                                    -----------       ----------        -----------
 Total operating & administrative expenses            8,321,571        2,890,050          5,431,521
                                                    -----------       ----------        -----------

EARNINGS (LOSS) FROM OPERATIONS                      (1,850,082)      (1,203,405)          (646,677)
                                                    -----------       -----------       -----------

OTHER EXPENSES:
Minority interest                                      (175,837)        (175,837)(b)              0
Interest                                                 93,618                0             93,618
Loss on write-off of property and equipment              47,594                0             47,594
                                                    -----------       ----------        -----------
 Total other expenses                                   (34,625)        (175,837)           141,212
                                                    ------------      ----------        -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                  (1,815,457)      (1,027,568)          (787,889)

INCOME TAX EXPENSE                                     (635,582)        (324,220)(b)       (311,362)
                                                    ------------      -----------       -----------

NET EARNINGS (LOSS)                                 $(1,179,875)      $ (703,348)       $  (476,527)
                                                    ------------      -----------       -----------

NET EARNINGS (LOSS) PER SHARE                            ($0.14)          ($0.09)            ($0.05)
                                                    ------------      -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                   8,199,779        8,199,779          8,199,779
                                                    ------------      -----------       -----------


            See accompanying notes to Pro forma Financial Statements

                            CROWN NORTHCORP, INC.
                  NOTES TO PRO FORMA CONSOLIDATED STATEMENTS

1. On August 8, 1996, the Company and Tucker Holding Company, Ltd., an Ohio limited liability company ("Tucker") entered into a Stock Purchase Agreement (the "Purchase Agreement") with CSW Acquisition Corp., a Florida corporation ("CSWA") and Bradley S. Weiss ("Weiss") whereby the Company and Tucker sold and CSWA purchased all of the issued and outstanding stock of CSW. CSWA is a newly formed corporation of which Weiss is President and sold shareholder. The purchase and sale was effective July 31, 1996.

         Tucker holds 4,207,500 shares of the Company's common stock, representing 51% of the outstanding common stock. Prior to the purchase and sale, the ownership interests of Messrs. Roark, Castelli and Weiss in Tucker were 76.19%, 19.05% and 4.76% respectively.

         Pursuant to the Purchase Agreement, the Company sold eighty shares, or 80% of CSW's capital stock, to CSWA and Tucker sold 20 shares, or 20% of CSW's capital stock, to CSWA in exchange for ten dollars and the assignment by Weiss of his ownership interests in Tucker to Tucker. Effective July 31, 1996, the ownership interests of Messrs. Roark and Castelli in Tucker were 80% and 20%, respectively.

2. The following pro forma adjustments have been made to the Company's historical statements to reflect the CSW sale described above:

         (a) Elimination of CSW operations included in the Company's historical financial statements for the twelve months ended December 31, 1995.

         (b) Elimination of CSW operations included in the Company's historical financial statements for the six months ended June 30, 1996.

         (c) Recording the effect of CSW sale on the Company's balance sheet as follows:

                           Cash                                    $   (92,877)
                           Receivables                                (705,864)
                           Property & Equipment                       (189,166)
                           Other Assets                               (394,961)
                           Accounts Payable                             25,861
                           Accrual Other Liabilities                    81,349
                                                                   -----------

                           Loss on Sale                            $(1,275,658)
                                                                   ===========

         (d) Recording the tax effect of $267,429 resulting from loss on sale on the Company's balance sheet.

Item 6. - Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)       Exhibits

Exhibit
Number
- ------

10.37 Stock Purchase Agreement dated as of July 31, 1996 by and among Crown NorthCorp, Inc., Tucker Holding Company, Ltd., CSW Acquisition Corp. and Bradley S. Weiss.

10.38 Form of Registration Rights Agreement between Crown NorthCorp, Inc. and various parties dated July 30, 1996.

(b)       Reports on Form 8-K

 None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CROWN NORTHCORP, INC.




Dated: August 14, 1996                By:  /s/ Richard A. Brock
                                         -------------------------------------
                                           Richard A. Brock
                                           Acting Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
- ------

10.37 Stock Purchase Agreement dated as of July 31, 1996 by and among Crown NorthCorp, Inc., Tucker Holding Company, Ltd., CSW Acquisition Corp. and Bradley S. Weiss (1).

10.38 Form of Registration Rights Agreement between Crown NorthCorp, Inc. and various parties dated July 30, 1996 (1).



- ----------------------------------
(1)       Filed herewith