Form 10QSB
period 1996-09-30
CROWN NORTHCORP INC
filed 1996-11-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: September 30, 1996

                                       OR

[]       Transition Report under Section 13 or 15(d) of the Exchange Act

         For transition period from                to
                                    --------------    --------------

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                         22-3172740
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                     1251 Dublin Road, Columbus, Ohio 43215
                    (Address of Principal Executive Offices)

                                 (614) 488-1169
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                        ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X  No
    ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of September 30, 1996, the issuer had 8,199,779 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes     No  X
    ---    ---

                              CROWN NORTHCORP, INC.

                                  FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX

              PART I.                                                  PAGES
                                                                       -----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of September 30, 1996....        I-1

         Consolidated Statements of Operations for the three
         months ended September 30, 1996 and 1995...............        I-2

         Consolidated Statements of Operations for the nine
         months ended September 30, 1996 and 1995...............        I-3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995...............    I-4 to I-5

         Consolidated Statement of Stockholders' Equity
         for the nine months ended September 30, 1996...........        I-6

         Notes to Consolidated Financial Statements-
         September 30, 1996 and 1995............................    I-7 to I-12

Item 2.  Management's Discussion and Analysis or Plan of
         Operation..............................................   I-13 to I-22

              PART II.

Item 1.  Legal Proceedings......................................        II-1

Item 2.  Changes in Securities..................................        II-1

Item 3.  Defaults Upon Senior Securities........................        II-1

Item 4.  Submission of Matters to a Vote of Security Holders....        II-1

Item 5.  Other Information......................................   II-1 to II-3

Item 6.  Exhibits and Reports on Form 8-K.......................        II-4

         (a)  Exhibits......................................       II-4 to II-5

         (b)  Reports on Form 8-K...........................            II-5

Signature.......................................................        II-6

Exhibit Index...................................................        II-7

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            AS OF SEPTEMBER 30, 1996

ASSETS
Current assets:
  Cash and cash equivalents                                         $   390,265
  Receivables, less
    collection allowance of $93,384                                   2,805,740
  Prepaid expenses and other assets                                     215,245
                                                                    -----------
         Total current assets                                         3,411,250

Property and equipment, at cost, net of
    accumulated depreciation of $1,010,554                            2,054,925
Restricted cash                                                         367,792
Goodwill - net of accumulated amortization
    of $176,007                                                         440,270
Other assets                                                            231,962
                                                                    -----------
                                                                    $ 6,506,199
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   334,094
  Other accrued liabilities                                             309,879
  Current portion of long-term obligations                               35,000
  Notes payable                                                       2,638,152
                                                                    -----------
         Total current liabilities                                    3,317,125
                                                                    -----------

Industrial development revenue bond-
  less current portion                                                1,330,000

Commitments

Stockholders' Equity:
  Common stock                                                           82,500
  Additional paid-in capital                                          2,192,772
  Retained earnings                                                    (386,039)
  Treasury stock, at cost                                               (16,736)
  Excess purchase price of subsidiary                                   (13,423)
                                                                    -----------
         Total stockholders' equity                                   1,859,074
                                                                    -----------
                                                                    $ 6,506,199
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                     1996                1995
                                                 ------------        ------------
Revenues:
     Management fees                              $ 1,252,506        $ 2,060,109
     Disposition, liquidation
       and bonus fees                                 152,012          1,796,388
     Incentive fees                                      --              621,436
     Other                                             42,489            117,671
                                                  -----------        -----------
                  Total revenues                    1,447,007          4,595,604
                                                  -----------        -----------

Operating and administrative
  expenses:
     Personnel                                      1,845,414          2,747,276
     Occupancy                                        297,529            386,544
     Insurance                                         62,707             87,149
     Depreciation and amortization                    130,967            314,706
     Other                                            295,814            328,766
                                                  -----------        -----------
                  Total operating &
                   administrative expenses          2,632,431          3,864,441
                                                  -----------        -----------

Earnings (loss)from operations                     (1,185,424)           731,163
                                                  -----------        -----------

Other Expenses:
     Minority interest                               (177,321)           163,637
     Interest                                          63,009             72,037
     Loss on sale of subsidiary                     1,406,724               --
     Loss on write-off of property
      and equipment                                       185              7,841
                                                  -----------        -----------

                  Total other expenses              1,292,597            243,515
                                                  -----------        -----------

Earnings (loss) before income taxes                (2,478,021)           487,648

Income tax expense (benefit)                         (613,396)           195,475
                                                  -----------        -----------

Net earnings (loss)                               ($1,864,625)       $   292,173
                                                  ===========        ===========

Net earnings (loss) per share                     ($     0.23)       $      0.04
                                                  ===========        ===========

Weighted average shares
  outstanding                                       8,199,779          8,249,779
                                                  ===========        ===========

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                   1996                 1995
                                               ------------         ------------
Revenues:
    Management fees                            $  4,558,518            5,677,390
Disposition, liquidation
  and bonus fees                                  1,848,134            4,751,419
    Incentive fees                                1,302,219            1,060,790
    Other                                           209,625              222,349
                                               ------------         ------------
    Total revenues                                7,918,496           11,711,948
                                               ------------         ------------

Operating and administrative
  expenses:
    Personnel                                     6,976,517            7,453,173
    Occupancy                                     1,084,334              849,349
Insurance                                           207,132              231,399
    Depreciation and amortization                 1,798,017              702,009
    Other                                           888,002              980,521
                                               ------------         ------------
    Total operating &
      administrative expenses                    10,954,002           10,216,451
                                               ------------         ------------

Earnings (loss) from operations                  (3,035,506)           1,495,497
                                               ------------         ------------

Other expenses:
   Minority interest                               (353,158)             163,637
   Interest                                         156,627              106,106
   Loss on sale of subsidiary                     1,406,724                 --
   Loss on write-off of property
     and equipment                                   47,779                7,841
                                               ------------         ------------
         Total other expenses                     1,257,972              277,584
                                               ------------         ------------

Earnings (loss) before income taxes              (4,293,478)           1,217,913

Income tax expense (benefit)                     (1,248,978)             503,475
                                               ------------         ------------

Net earnings (loss)                            ($ 3,044,500)        $    714,438
                                               ============         ============

Net earnings (loss) per share                  ($      0.37)        $       0.09
                                               ============         ============

Weighted average shares
  outstanding                                     8,199,779            8,249,804
                                               ============         ============

          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               1996               1995
                                                           -----------        ------------
Operating activities:
  Net earnings (loss)                                      $(3,044,500)       $   714,438
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
          Depreciation and amortization                      1,798,017            702,009
          Deferred income taxes                                (65,773)           (62,364)
          Loss on disposal of property and
                  equipment                                     47,779               --
          Minority interest                                   (353,158)           163,637
          Equity income from investment in
                  partnerships                                  14,377            (57,656)
          Bond payment from escrow fund                         79,078             27,483
          Loss on sale of subsidiary                         1,406,724               --
          Change in operating assets
                  and liabilities:
                  Accounts receivable                        2,273,851         (1,136,067)
                  Prepaid expenses and
                  other assets                                 (16,562)            21,588
                  Accounts payable and
                  accrued expenses                          (2,143,281)           377,267
                                                           -----------        -----------

  Net cash provided by (used in)operating activities            (3,448)           750,335
                                                           -----------        -----------

Investing activities:
  Capital expenditures                                        (260,447)          (268,701)
  Acquisition expenditures                                        --              (62,889)
  Corporate stock acquisitions                                (156,000)              --
  Distribution from partnership                                  6,010               --
  Increase in other assets                                     (11,072)              --
  Security deposit on office lease                                --              (42,000)
  Earnest money deposits                                       (26,000)              --
  Investment in partnerships                                      --              (14,900)
  Purchase of treasury stock                                      --                 (219)
  Net cash paid for corporate acquisition                         --             (952,222)
                                                           -----------        -----------
  Net cash (used in) investing activities                     (447,509)        (1,340,931)
                                                           -----------        -----------


Financing activities:
  Principal payments on notes and bond
   payable                                                    (866,848)          (234,002)
  Principal payments on capital lease
   obligations                                                    --              (10,475)
  Proceeds from note payable                                 2,000,000            770,000
  Payment of loan fees                                         (25,181)           (19,217)
  Deposits on lease financings                                 (14,676)              --
  Distributions to minority interest                          (527,611)            (2,762)
                                                           -----------        -----------
  Net cash provided by financing activities                    565,684            503,544
                                                           -----------        -----------

Net increase (decrease) in cash during the
   period                                                      114,727            (87,052)

Cash and cash equivalents at
 beginning of period                                           275,538            607,487
                                                           -----------        -----------

Cash and cash equivalents at
 end of period                                             $   390,265        $   520,435
                                                           ===========        ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  1996               1995
                                                              -----------        ------------
Supplemental information:

  Cash paid for income taxes                                  $ 1,565,475        $   228,957
                                                              ===========        ===========

  Cash paid for interest                                      $   192,220        $    73,256
                                                              ===========        ===========

Noncash investing and financing activities:

  Loss on sale of 80% interest in CSW:

         Accounts receivable                                  $   606,323
         Property and equipment - net                             204,267
         Write-off of acquisition costs                            47,167
         Other assets - net                                       572,293
         Accounts payable and accrued expenses                    (23,326)
                                                              -----------

                  Loss on sale                                $ 1,406,724
                                                              ===========


  Corporate acquisition of CSW:

         Accounts receivable                                                     $   830,769
         Prepaid expenses                                                             12,812
         Property and equipment - net                                                 97,654
         Goodwill                                                                  1,734,264
         Other assets                                                                 13,557
         Accounts payable and accrued expenses                                       (62,845)
         Deferred tax liability                                                     (282,000)
         Minority interest                                                          (121,989)
                                                                                 -----------

                  Assets acquired, net of acquired cash                            2,222,222

         Amount financed with debt                                                (1,270,000)
                                                                                 -----------

                  Net cash paid corporate acquisition                            $   952,222
                                                                                 ===========


          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            EXCESS
                                           ADDITIONAL                                      PURCHASE        TOTAL
                          COMMON STOCK       PAID-IN     RETAINED       TREASURY STOCK     PRICE OF    STOCKHOLDERS'
                        SHARES    AMOUNT     CAPITAL     EARNINGS     SHARES     AMOUNT   SUBSIDIARY      EQUITY
                      ---------  -------  -----------  -----------   -------   --------    --------    -------------
BALANCES AT
 DECEMBER 31, 1995    8,250,000  $82,500  $ 2,192,772  $ 2,658,461   (50,221)  $(16,736)   $(53,742)    $ 4,863,255

NET (LOSS)                 --       --           --     (3,044,500)     --         --                    (3,044,500)


AMORTIZATION OF
 EXCESS PURCHASE
 PRICE OF
 SUBSIDIARY                --       --           --           --        --         --        40,319          40,319
                      ---------  -------  -----------  -----------   -------   --------    --------     -----------

BALANCES AT
 SEPTEMBER 30, 1996   8,250,000  $82,500  $ 2,192,772  $  (386,039)  (50,221)  $(16,736)   $(13,423)    $(1,859,074)
                      =========  =======  ===========  ===========   =======   ========    ========     ===========


          See accompanying notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


1.       General and Basis of Presentation

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

         The results of operations for the nine months ended September 30, 1996 and 1995, respectively, are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

         The consolidated financial statements of the Company include the accounts of Crown NorthCorp, Inc. (formerly known as NorthCorp Realty Advisors, Inc.) and its subsidiaries as follows:

                     NAME                           PERCENT OWNED

         Crown Revenue Services, Inc., ("Crown")         100%
         Prime Tempus, Inc. ("Tempus")                   100%
         Crown Properties, Inc.  ("CPI")                 100%
         Crown NorthCorp Euro A/S ("CNC Euro")           100%
         CNC Holding Corp. ("CNC")                       100%
         Crown Revenue Services Joint Venture I
         ("Crown JV")                                    75%

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


         A related party owns the 25% minority interest in Crown JV. All material intercompany accounts and transactions have been eliminated.

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

         Crown NorthCorp, Inc. acquired 80% of CSW Associates, Inc. ("CSW") in June, 1995 for $952,222 cash and $1,270,000 in notes payable to the former shareholders. The CSW acquisition was accounted for using the purchase method which resulted in the Company recording goodwill of approximately $1,730,000. As of March 31, 1996, the unamortized goodwill relating to the CSW acquisition was approximately $1,170,000. During the second quarter of 1996, the Company recorded a write down of the goodwill in the amount of $1,170,000. This amount is included in depreciation and amortization in the statement of operations for the nine months ended September 30, 1996.

         The acceleration of revenues from CSW's existing contracts plus a changing business environment, which led to its inability to either expand existing contractual relationships or to develop new business for the Company, led to an adjustment of goodwill.

         Pursuant to an action take by the Company's Board of Directors on July 23, 1996, effective July 31, 1996, the Company sold its 80% interest in CSW. As a result of the sale, the buyer acquired assets of CSW including cash, contracts, receivables and the investments of Choice Hotels Venezuela C.A. and CHV

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


         Corporation A.V.V. and assumed liabilities of CSW, a long-term lease for CSW's offices and obligations associated with acquired contracts. During the third quarter of the 1996, the Company recorded a loss on the sale of its 80% interest in CSW of $1,406,724.

         The following information summarizes the results of operations, on a pro forma basis, as though all companies had been combined or sold as of January 1, 1995:

                                 Nine Months Ended        Nine Months Ended
                                 September 30, 1996      September 30, 1995
                                 ------------------      ------------------
Revenues                            $  6,140,000             $10,231,000
                                    ============             ===========

Expenses and tax
provision                           $  7,410,000             $10,225,000
                                    ============             ===========

Net income (loss)                   $ (1,270,000)            $     6,000
                                    ============             ===========

Earnings (loss)
per share                           $       (.15)            $      --
                                    ============             ===========


3.       Income taxes

         For the nine months ended September 30, 1996 and 1995, the components of income tax expense (benefit) are as follows:

                                                 1996                   1995
                                                 ----                   ----
                    Current                  $(1,183,205)           $   565,839
                    Deferred                     (65,773)               (62,364)
                                             -----------            -----------

           Total income tax expense
           (benefit)                         $(1,248,978)           $   503,475
                                             ===========            ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



At September 30, 1996, the Company had recorded a deferred tax asset as follows:

Assets:
  Current - collection allowance                                    $32,000
  Long-term - depreciation and amortization                          12,000
                                                                    -------

      Total assets                                                  $44,000
                                                                    =======

4.       Retainage on disposition fees

         Under the terms of its contracts with the Company, the Resolution Trust Corporation ("RTC") retained a portion of earned disposition fees (between 10% and 15% depending on the contract) pending expiration or termination of the contracts. The purpose of the retention was to provide a fund against which the RTC may recover costs attributable to assets that remained unsold at the time of contract expiration or termination. If the retainage exceeds such costs, the excess is to be remitted back to the Company. The Company, however, has no obligation to reimburse the RTC for such costs exceeding the retention.

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

         In connection with the sale of CSW, the Company gave the buyer all rights to the CSW gross retainages which were approximately

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


         $400,000 at the time of sale. Final contract audits had not been completed on the contracts and the proceeds, if any, to ultimately be collected were uncertain. The Company had not recorded any revenues relating to these retainages.

         During 1996 and 1995, final contract audits were completed on the seventeen Crown NorthCorp and Crown RTC contracts. Gross retainage on these contracts was approximately $4,647,000. The Company has recorded retainage revenue, net of questioned costs, unsold asset recovery costs and the retainage due either Pure World or Buyer, of $185,981 in 1996 and $636,959 in 1995. No retainage revenue was recorded prior to 1995. No retainage revenue has been received as of September 30, 1996. The Company and the FDIC, as successor to the RTC, are in ongoing negotiations to settle all issues surrounding payment of retainages. Management anticipates receiving recorded retainage revenues in 1996.

5.       Contingent Liabilities and Commitments

         During the nine months ended September 30, 1996 and through November 1, 1996, there has been no material change in the status of pending litigation as disclosed in the Company's Form 10-KSB for the year ended December 31, 1995.

         During the nine months ended September 30, 1996 and through November 1, 1996, the Company had not entered into any material commitments other than those disclosed in the Company's Form 10-KSB for the year ended December 31, 1995.

6.       Stockholders' Equity

         At September 30, 1996, the Company has 30,000,000 authorized shares of its $.01 par value common stock. During 1995, the Company's Board of Directors authorized 1,000,000 shares of preferred stock. As of September 30, 1996, no preferred shares were issued. (See Note 7).

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


         A stock option plan for the outside directors of the Company was approved by the Board of Directors in July 1995 and ratified by the Company's stockholders in May 1996. Under the plan, each outside director may be granted options for 100,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of September 30, 1996.

7.       Subsequent Event - Eastern Acquisition

         Effective October 1, 1996, the Company, through CNC, acquired all of the issued and outstanding capital stock or membership interests, as the case may be, of each of Eastern Realty Corporation, a Virginia corporation ("Eastern"), Eastern Baltimore, Inc., a Virginia S corporation ("Baltimore") and Eastern Realty, L.L.C., a Virginia limited liability company ("ELLC") in exchange for 450 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company (the "Series A Preferred Stock") and warrants for the issuance of 149,300 shares of the common stock of the Company (the "Warrants"). The Company's acquisition of Eastern, Baltimore and ELLC is collectively referred to herein as the Eastern Acquisition.

Item 2. - Management's Discussion and Analysis or Plan of Operations

GENERAL

The Company derives its primary revenues from financial services provided under asset management, disposition, servicing, securitization and land management contracts or agreements for clients or partners. Under these arrangements, the Company manages and disposes of real estate and loan assets, services individual loans and loan portfolios, manages tax-exempt bond financings, coordinates the development of real estate, administers receiverships and manages various corporate and partnership interests throughout the United States. The Company has utilized strategic acquisitions and alliances as primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management continues to pursue such acquisitions and alliances.

Currently, the Company operates under contracts with various clients including investment banking firms, partnerships and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At September 30, 1996, the assets under management pursuant to these contracts had an aggregate book value of $948 million, as compared to $659.2 million of assets under management at September 30, 1995. Assets are added to most of these contracts by addenda, each with its own compensation structure. During the third quarter of 1996, assets with an aggregate book value of $60 million were added to the contract with Freddie Mac to provide loss mitigation and loan workout services. Management believes that, to operate profitably, the Company must continue to significantly expand and develop the revenues it derives from these contracts and arrangements.

Prior to 1996, the Company derived most of its revenues from public-sector contracts, primarily with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). The statutory authority of the RTC expired December 31, 1995 and its remaining operations were assigned to the FDIC. Business from these agencies declined substantially in recent years as issues related to the massive failures of banks and thrifts were resolved. During the third quarter, the Company concluded work under its remaining FDIC contracts. The Company does not believe that public-sector contracts will be a primary source of revenue in the foreseeable future. Therefore, as public-sector contracts have expired or reduced in size, management has reduced staff, consolidated offices and otherwise restructured operations to more competitively pursue other opportunities. While management believes this restructuring is now substantially complete, the reduction in revenues from public-sector contracts and the administrative costs of winding up those contracts have materially contributed to the Company's operating losses in 1996.

Business Outlook

During the third quarter of 1996, the Company continued to restructure its operations to place itself in a better competitive position in the markets in which it now operates. Effective July 31, 1996, the Company closed its Miami, Florida office through the sale of a subsidiary (see Note 2 to Consolidated Financial Statements). As is further discussed in Note 7 to the Consolidated Financial Statements, the Company's acquisition of Eastern was effective October 1, 1996. In conjunction with this acquisition, the Company has relocated its Washington, D.C. office to Eastern's offices in McLean, Virginia. During the nine months ended September 30, 1996, the Company has also consolidated and realigned several management positions and effected staff reductions which have resulted in annual payroll reductions of approximately $1,300,000.

The composition of the assets under the Company's management was virtually unchanged during the third quarter. Historically, the Company has managed numerous, relatively small assets of public-sector clients. It now manages predominately larger assets held by private concerns. As the table set forth below indicates, during this transition, the value of assets under management has increased from the comparable period in 1995.

                             Assets Under Management

                                  September 30, 1996         September 30, 1995
                                  ------------------         ------------------
Number of Assets
  -Public Sector                          0                      2,067
Contract Book Value
  -Public Sector                     $    0                     $  313 million
Number of Assets
  -Private Sector                     1,591                        494
Contract Book Value
  -Private Sector                    $  948 million             $  346 million

Total Number of Assets                1,591                      2,561
Total Contract Value                 $  948 million             $  659 million

While the value of assets under management has increased, the Company's revenues for the nine months ended September 30, 1996 declined from the same period in 1995. The Company's present contracts provide for generally lower ongoing management fees than did the expired public-sector contracts. While these present contracts do offer greater opportunities for additional, incentive-based compensation at the end of an engagement, the lower ongoing fees have been a material factor in the decline in the Company's revenue. Management is concentrating the Company's financial and human resources on efforts to increase the Company's revenues through the expansion of its core asset management, disposition and servicing businesses and the development of new, related businesses. Until the Company can expand its revenue base, management anticipates that operating losses will continue, albeit at a lesser rate than during the first nine months of 1996.

The Company continues to pursue strategic acquisitions of entities and portfolios to expand its core asset management, disposition and servicing businesses. Management is placing particular emphasis on the acquisition of asset servicing rights since, given the Company's human and technical resources, such acquisitions can be accomplished at relatively low marginal costs. The Eastern acquisition, effective October 1, 1996, brings to the Company additional capabilities in asset management, real estate development and structured financings. The Company also plans to begin, through acquisitions, new loan servicing and mortgage banking relationships with the Federal National Mortgage Association ("FNMA"). During the fourth quarter of 1996, FNMA approved the Company as a loan seller and servicer.

FNMA also conditionally approved the Company's acquisition of two entities which service multifamily loans for FNMA. Definitive agreements for these two acquisitions are being finalized. In Europe, a newly formed Danish subsidiary of the Company is pursing opportunities to acquire overseas asset portfolios and operating entities. This subsidiary has secured third-party financing of $225,000 for operational purposes. Throughout the remainder of 1996 and into 1997, management anticipates that additional acquisition opportunities will arise as a result of ongoing consolidations in the industries in which the Company operates.

Standard and Poor's Corporation and Fitch Investors Service, L.P., two nationally recognized rating agencies, have each assigned the company an overall rating of "above average" as an asset manager, the second highest rating available. These ratings enhance the Company's ability to obtain asset management and loan servicing contracts as many portfolio holders only award contracts to rated servicers. Pursuant to their standard procedures, these agencies will be considering renewals of these ratings during the fourth quarter of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The following discussion and analysis sets forth the significant changes in the results of the operations of the Company for the three months ended September 30, 1996 and 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

For comparative purposes, the following table defines the periods that operations of the Company are reflected in the Consolidated Financial
Statements:

  Name                                1996                              1995
  ----                                ----                              ----
Crown NorthCorp                     7/1-9/30                          7/1-9/30
     Crown                          7/1-9/30                          7/1-9/30
    Tempus                          7/1-9/30                             N/A
      CPI                           7/1-9/30                          7/1-9/30
      CSW                           7/1-7/31                          7/1-9/30
   CNC Euro                         7/1-9/30                             N/A
      CNC                           7/1-9/30                             N/A
   Crown JV                         7/1-9/30                          7/1-9/30


Total revenues for the third quarter of 1996 decreased to $1.4 million from $4.6 million for the third quarter of 1995. The decrease was due to management, disposition and incentive fees decreasing due to the expiration of RTC contracts by year-end 1995 and FDIC contracts by September 30, 1996.

For the third quarter of 1996, management fee revenues decreased to $1.3 million from $2.1 million for the third quarter of 1995. Disposition, liquidation and bonus fee revenues of $152,000 decreased from $1.8 million for the third quarter of 1995. There were no incentive fee revenues for the third quarter of 1996 compared to $621,000 for the third quarter of 1995. These decreases were due to the expiration of RTC contracts by year-end 1995 and FDIC contracts by September, 30, 1996.

Other revenues decreased to $42,000 for the third quarter of 1996 from $117,000 for the third quarter of 1995. The decrease was due to a decline in miscellaneous consulting fees for Crown NorthCorp and Crown.

Personnel costs decreased to $1.8 million for the third quarter of 1996 from $2.7 million for the third quarter of 1995. Due to the sale of CSW and the expiration of the public-sector contracts, personnel costs decreased by $1.0 million. The addition of Tempus and Crown Euro operations increased personnel costs by $120,000. At September 30, 1996, the Company had 86 full-time employees.

Occupancy costs of $297,000 for the third quarter of 1996 decreased from $386,000 for the third quarter of 1995. The decrease was due primarily to the sale of CSW in July, 1996.

Insurance costs remained relatively unchanged for the third quarter of 1996 when compared to the third quarter of 1995.

Depreciation and amortization decreased to $131,000 for the third quarter of 1996 from $315,000 for the third quarter of 1995. The decrease was due to the write-down in the second quarter of 1996 of the remaining unamortized goodwill relating to the CSW acquisition.

Other expenses remained relatively unchanged for the third quarter of 1996 when compared to the third quarter of 1995.

Minority interest of ($177,000) for the third quarter of 1996 reflects the 20% of CSW operations not owned by the Company.

Interest expense remained relatively unchanged for the third quarter of 1996 when compared to the third quarter of 1995.

The Company recorded a $1.4 million loss on the sale of its 80% interest in CSW in the third quarter of 1996. (See Note 2 to the Consolidated Financial Statements).

Income tax expense (benefit) was ($613,000) for the third quarter of 1996 and $195,000 for the third quarter of 1995 (See Note 3 to the Consolidated Financial Statements). The third quarter tax benefit was created due to losses from operations and the sale of CSW.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

The following discussion and analysis sets forth the significant changes in the results of the operations of the Company for the nine months ended September 30, 1996 and 1995. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

For comparative purposes, the following table defines the periods that operations of the Company are reflected in the Consolidated Financial
Statements:

      Name                          1996                         1995
      ----                          ----                         ----
Crown NorthCorp                   1/1-9/30                     1/1-9/30
     Crown                        1/1-9/30                     1/1-9/30
    Tempus                        1/1-9/30                        N/A
      CPI                         1/1-9/30                     1/1-9/30
      CSW                         1/1-7/31                     7/1-9/30
   CNC Euro                       7/1-9/30                        N/A
      CNC                         7/1-9/30                        N/A
   Crown JV                       1/1-9/30                     1/1-9/30


Total revenues decreased to $7.9 million for the first nine months of 1996 from $11.7 million for the nine months of 1995. The decrease was due primarily to the expiration by year-end 1995 of the RTC contracts of Crown, as total Crown revenues decreased by $3.5 million.

Management fee revenues of $4.6 million for the first nine months of 1996 decreased from $5.7 million for the nine months of 1995. The addition of the operations of Tempus increased management fee revenues by $300,000. The expiration of Crown's RTC contracts by year-end 1995 resulted in a decrease of $1.9 million in management fee revenues for the first nine months of 1996 versus the first nine months of 1995. Crown NorthCorp management fee revenues increased $500,000 in 1996 due to its private sector contract fees.

Disposition, liquidation and bonus fee revenues decreased to $1.8 million for the first nine months of 1996 from $4.7 million for the first nine months of 1995. The expiration of Crown's RTC contracts by year-end 1995, and the reduction in disposition activity of Crown NorthCorp's FDIC contract resulted in a decrease of $2.4 million for the first nine months of 1996 versus the same period for 1995. CSW operations had a $500,000 decrease in disposition fees. This decrease was due to a reduction in the disposition activity of the CSW FDIC contract.

Incentive fee revenues of $1.3 million for the first nine months of 1996 increased from $1.1 million for the first nine months of 1995. The increase was due to certain performance levels being reached in early 1996 pursuant to the terms of the FDIC contracts of the Company. The operations of CSW accounted for $300,000 of these revenues for the first nine months of 1996, while the other $1 million was earned through the FDIC contract of Crown NorthCorp. All of the 1995 revenues for this period were earned through the FDIC contract of Crown NorthCorp.

Other revenues remained relatively constant for the first nine months of 1996 and 1995.

Personnel expenses of $7.0 million for the first nine months of 1996 decreased from $7.5 million for the first nine months of 1995. The addition of the operations of CSW, Tempus and CNC Euro increased personnel costs by $1.1 million for the first nine months of 1996 versus the same period of 1995. Due to the expiration of public-sector contracts of the Company, there were reductions in personnel costs of $1.6 million for Crown NorthCorp and Crown for the first nine months of 1996 from the first nine months of 1995.

Occupancy costs increased to $1.1 million for the first nine months of 1996 from $850,000 for the first nine months of 1995. The addition of the operations of CSW and Tempus increased occupancy costs by $200,000 for the first nine months of 1996. Occupancy costs for Crown NorthCorp and Crown remained relatively constant.

Insurance costs remained at relatively the same levels for the first nine months of 1996 and 1995.

Depreciation and amortization of $1.8 million for the first nine months of 1996 increased from $700,000 for the first nine months of

1995. The increase was primarily due to the write-off of the unamortized goodwill related to the CSW acquisition.

Other expenses decreased to $890,000 for the first nine months of 1996 from $980,000 for the first nine months of 1995. This decrease was due to the continued streamlining of operations by the Company.

Minority Interest of ($353,000) for the first nine months of 1996 reflects the 20% of CSW operations not owned by the Company.

Interest expense increased to $160,000 for the first nine months of 1996 from $110,000 for the first nine months of 1995. Increased bank borrowings to fund operations of the Company resulted in the increase.

Loss on write-off of property and equipment was $50,000 for the first nine months of 1996. This was a result of outdated computers and equipment being donated to charity by the Company.

The Company recorded a $1.4 million loss on the sale of its 80% interest in CSW in the third quarter of 1996 (See Note 2 to the Consolidated Financial Statements).

Income tax expense (benefit) was ($1.2) million for the first nine months of 1996 and $500,000 for the first nine months of 1995 (See Note 3 to the Consolidated Financial Statements). The 1996 tax benefit was created due to losses from operations, the write down of the CSW goodwill and the sale of CSW.

LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1996, the Company had working capital of $94,000 (including cash and cash equivalents of $390,265) and $1,330,000 of long-term debt. The Company had a $1,400,000 revolving credit facility with a bank, having an outstanding balance of $1,100,000 at September 30, 1996. A $650,000 portion of this facility (with an outstanding balance of $350,000 at September 30, 1996) is due and payable on December 31, 1996 or on demand. The remaining portion is due May 30, 1997.

In March 1996, the Company borrowed $1.5 million under an installment note. The terms of this note, as modified, call for payments of interest only through March 1997, at which time the outstanding loan balance, currently $1,363,152, is due. The Company has secured repayment of this note primarily by an assignment of an anticipated federal tax refund due the Company for the year ending December 31, 1996.

Management anticipates that its cash flows will not begin to improve during the remainder of 1996 unless the Company starts receiving retainage revenue from the FDIC, as successor to the RTC. Retainage revenue will be used to retire debt. Additionally, while the Company will continue in its efforts to reduce operating expenses, it will be necessary to develop new sources of revenue to eliminate operating deficits or to develop alternative funding sources to fund those deficits.

The Company is actively seeking credit facilities to replace and expand existing facilities, to maintain operations and to fund acquisitions. The Company has also engaged an investment banker to assist it in the consideration of various other funding alternatives. If the Company cannot expand its revenue base or secure new means of financing operations and acquisitions, its working capital position and ability to operate will deteriorate.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

Eastern Acquisition

Effective October 1, 1996, the Company and CNC entered into a Stock Purchase Agreement (the "Purchase Agreement") with Miller and Smith Holding, Inc., a Virginia corporation ("M&S"), Gordon V. Smith ("Smith"), Alvin D. Hall ("Hall"), Spencer R. Stouffer ("Stouffer"), Richard J. North ("North"), Jay N. Rollins ("Rollins"), Charles F. Stuart, Jr. ("Stuart"); each of Smith, Hall, Stouffer, North, Rollins and Stuart are collectively referred to herein as the "ELLC/Baltimore Stockholders"; and the ELLC/Baltimore Stockholders and M&S are collectively referred to herein as the "Stockholders"); Eastern, Baltimore and ELLC evidencing the Eastern Acquisition. The principal business of Eastern, Baltimore and ELLC include the investment in and management and development of real estate, primarily in the Mid-Atlantic region. Following the Eastern Acquisition, Eastern and Baltimore operate as subsidiaries of CNC; CNC and Crown are the members of ELLC.

Pursuant to the Purchase Agreement, the Company, through CNC, acquired all of the issued and outstanding capital stock or membership interests, as the case may be, of each of Eastern, Baltimore and ELLC in exchange for Series A Preferred Stock and

Warrants. As is further set forth in the Certificate of Designation for the Series A Preferred Stock, each of the 450 shares of the Series A Preferred
Stock has a liquidation price of $1,000; carries a cumulative dividend of 7.467% of the liquidation price per annum, payable semiannually either in cash or the common stock of the Company (priced at the time of payment); has a five-year term; is redeemable by the Company upon ten days' written notice, subject to the right of each Stockholder to convert to the common stock of the Company upon receipt of such a notice; is convertible into 1,244.75 shares of the common stock of the Company, which conversion shall occur (i) at the option of a Stockholder, (A) if, prior to October 1, 1998, the closing price of the common stock of the Company equals or exceeds $1.00 or (B) if, prior to October 1, 2001, the closing price of the common stock of the Company equals or exceeds $1.25 or (C) if a Stockholder receives a redemption notice from the Company or
(ii) automatically without action by the Company or a Stockholder (A) if, prior to October 1, 1998, the closing price of the common stock of the Company equals or exceeds $1.75 or (B) if, prior to October 1, 2001, the closing price of the common stock of the Company equals or exceeds $2.50 or (C) at the end of the five-year term. The Company and the Stockholders have entered into a Registration Rights Agreement in the form appearing on Exhibit 10.40 with respect to the Series A Preferred Stock. The Series A Preferred Stock, the Warrants and the common stock of the Company are collectively referred to herein as the "Securities."

Pursuant to the provisions of the Warrants, which are in the form appearing on
Exhibit 10.41, the Stockholders have the right, exercisable on or before October 1, 1999, to purchase up to 149,300 shares of the common stock of the Company at $0.75 per share.

As is further set forth in the Purchase Agreement, the Stockholders received Series A Preferred Stock and Warrants in the following amounts:

Stockholder           Shares of Series A Preferred Stock              Warrants
-----------           ----------------------------------              --------
M&S                                207.72                             68,917.63
Smith                              112.61                             37,360.56
Hall                                17.35                              5,756.63
Stouffer                            17.35                              5,756.63
North                               17.35                              5,756.63
Rollins                             68.77                             22,816.08
Stuart                               8.85                              2,935.88

Pursuant to the Purchase Agreement, the parties thereto understand and agree that (i) the Securities and (ii) the outstanding capital stock or membership interests, as the case may be, of Eastern, Baltimore and ELLC have not been registered under the Securities Act of 1933 and may not be resold, transferred or otherwise disposed of absent such registration or the availability of an exemption therefrom.

Effective October 1, 1996, Smith, the Chairman of M&S, has been elected to the Company's board of directors and Rollins, Eastern's President, has been elected an Executive Vice President of the Company.

The Eastern Acquisition does not constitute a "significant business combination" as defined in Regulation S-B. Therefore, submission of financial statements and pro forma financial information with respect to Eastern, Baltimore and ELLC is not required at this time.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit
Number
------

4.1 Certificate of Designation for Series A Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.

10.39 Stock Purchase Agreement dated as of October 1, 1996 by and among Crown NorthCorp, Inc., CNC Holding Corp., Miller and Smith Holding, Inc., Gordon V. Smith, Alvin D. Hall, Spencer R. Stouffer, Richard J. North, Jay N. Rollins, Charles F. Stuart, Jr., Eastern Realty Corporation, Eastern Baltimore, Inc. and Eastern Realty L.L.C.

10.40 Form of Registration Rights Agreement, dated as of October 1, 1996, between Crown NorthCorp, Inc. and Miller and Smith Holding, Inc., Gordon V. Smith, Alvin D. Hall, Spencer R. Stouffer, Richard J. North, Jay N. Rollins, and Charles F. Stuart, Jr.

10.41 Form of Warrant, dated October 1, 1996, to purchase the common stock of Crown NorthCorp, Inc.


(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN NORTHCORP, INC.




Dated: November 13, 1996                  By: /s/ Richard A. Brock
               -----                         ------------------------------
                                             Richard A. Brock
                                             Acting Chief Financial Officer

                                  Exhibit Index



Exhibit
Number
------

4.1 Certificate of Designation for Series A Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (1)

10.39 Stock Purchase Agreement dated as of October 1, 1996 by and among Crown NorthCorp, Inc., CNC Holding Corp., Miller and Smith Holding, Inc., Gordon V. Smith, Alvin D. Hall, Spencer R. Stouffer, Richard J. North, Jay N. Rollins, Charles F. Stuart, Jr., Eastern Realty Corporation, Eastern Baltimore, Inc. and Eastern Realty L.L.C. (1)

10.40 Form of Registration Rights Agreement, dated as of October 1, 1996, between Crown NorthCorp, Inc. and Miller and Smith Holding, Inc., Gordon V. Smith, Alvin D. Hall, Spencer R. Stouffer, Richard J. North, Jay N. Rollins, and Charles F. Stuart, Jr. (1)

10.41 Form of Warrant, dated October 1, 1996, to purchase the common stock of Crown NorthCorp, Inc. (1)



----------
(1) Filed herewith