Form 10KSB
period 1996-12-31
CROWN NORTHCORP INC
filed 1997-03-31
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
    For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from __________ to __________

                          Commission File No.: 0-22936
                                               -------

                              Crown NorthCorp, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                    22-3172740
------------------------------                      -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                     1251 Dublin Road, Columbus, Ohio    43215
                     -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 488-1169
                           ---------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

                     Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                   Yes   X                   No
                                        ------                  -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.           X
                                                     -----

         Issuer's revenues for the fiscal year ended December 31, 1996 were $10,638,758.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 1997 was $2,091,714.

         As of December 31, 1996 the issuer had 8,826,924 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format.  Yes      No X
                                                            ------  ------

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                      INDEX

                           PART I.                              PAGES
                                                                -----


Item 1.           Description of Business........................  1

Item 2.           Description of Property........................  4

Item 3.           Legal Proceedings..............................  4

Item 4.           Submission of Matters to a Vote of Security-
                  Holders........................................  4

                           PART II.

Item 5.           Market for Common Equity and Related Stockholder
                  Matters........................................  4

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation......................................  7

Item 7.           Financial Statements........................... F-1 thru F-17


Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........  15

                           PART III.

Item 9.           Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  Of the Exchange Act............................  15


Item 10.          Executive Compensation.........................  18

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management.................................  20


Item 12.          Certain Relationships and Related Transactions.  22

Item 13.          Exhibits, List and Reports on Form 8-K.........  22

                                     PART I
                                     ------

ITEM 1. - DESCRIPTION OF BUSINESS
---------------------------------

INTRODUCTION

Crown NorthCorp, Inc. (the "Company") provides financial services to clients and partners nationwide. These services include primary and special servicing, asset management and disposition, loss mitigation, portfolio acquisition, underwriting and due diligence reviews. The assets under management include commercial and residential real estate, performing and non-performing loans, interests in tax-exempt bond issuances, partnership investments and various other assets. The Company has recently expanded its services to include the origination of commercial mortgage loans.

The Company was formed in August 1994 through the combination of Crown Revenue Services, Inc. ("Crown") and NorthCorp Realty Advisors, Inc. ("NorthCorp"). Crown and NorthCorp were both formed in 1990. The Company is incorporated under the laws of the state of Delaware. In May 1995, stockholders of the Company approved a proposal to officially change the name of the Company to Crown NorthCorp, Inc.

BUSINESS OVERVIEW

Corporate headquarters for the Company is in Columbus, Ohio. The Company also has offices in Atlanta, Georgia; Austin, Texas; Dallas, Texas; Hoboken, New Jersey; McLean, Virginia; and Copenhagen, Denmark. At December 31, 1996, the Company had 94 full-time employees.

Since its inception, the Company has derived its revenues primarily from contracts to provide financial services. The services the Company has provided under these contracts have included the management and disposition of real estate and loan assets, the servicing of individual loans and loan portfolios, the management of tax-exempt bond financings, receivership administration, due diligence reviews, underwriting and the management of various corporate and partnership interests. The fees the Company receives are primarily comprised of ongoing management fees, disposition fees associated with transactions and incentive fees based on the overall performance of a contract or pool. Assets and interests managed by the Company are located throughout the United States.

The Company holds "above average" ratings from Standard and Poor's Corporation ("S&P") and Fitch Investors Service, L.P. ("Fitch"), the second highest rating available from these two nationally recognized rating agencies. Pursuant to their standard procedures, these agencies reviewed their ratings of the Company during the fourth quarter of 1996. Fitch recently affirmed its rating. S&P's renewed rating is pending.

Many holders of securitized portfolios of assets are required to award asset management and loan servicing contracts only to rated servicers.
Prior to 1996, the revenues of the Company and its predecessors came primarily from contracts with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). Work available from the FDIC and RTC has declined significantly over the past three years. Consequently, since its formation, the Company has devoted significant resources to the development of private-sector business. In 1996, as the Company's remaining FDIC and RTC contracts expired, assets with gross contract value of $1,235 million were added to the Company's private-sector contracts.

At December 31, 1996, the Company was providing services under private-sector contracts with various clients. Assets under management in these contracts had a gross contract value of $1,111 million at the end of 1996. Contracts with one customer, an investment banking firm, accounted for 24% of 1996 revenues. These contracts typically have no set expiation dates and provide for additions of assets by addenda, each with its own compensation structure. The Company has additional private-sector contracts with another investment banking firm and contracts to service several tax-exempt bond issuances on behalf of partnerships.The Company is also under contract with the Federal Home Loan Mortgage Corporation ("Freddie Mac") to provide loss mitigation services on certain residential loans.

The Company continues to devote significant resources to expanding and supporting its core asset management and servicing business. The Company actively seeks to acquire the servicing rights to additional assets. Crown NorthCorp Euro A/S, a Danish subsidiary of the Company formed in 1996, is pursuing opportunities to acquire overseas asset portfolios and operating entities. During the year, the Company also installed enhanced loan servicing systems to provide more comprehensive full and primary servicing. In many cases, acquisitions can be accomplished at relatively low marginal costs given the Company's technical and human resources.

While pursuing additions to its existing asset management contracts, the Company in 1996 continued to implement its strategy, begun in 1995, of expanding its businesses through strategic acquisitions (See Note 2 to the Consolidated Financial Statements). In 1995, the Company acquired CSW Associates, Inc. ("CSW"), an RTC and FDIC contractor, and Prime Tempus, Inc., which provides liquidation and recovery services for the insurance industry. Effective October 1, 1996, the Company acquired Eastern Realty Corporation ("Eastern")and affiliated entities (the "Eastern Acquisition"). In addition to augmenting the Company's core asset management capabilities, the Eastern Acquisition expanded the Company's capabilities in land management and development. On December 31, 1996, the Company acquired Merchants Mortgage Corporation ("Merchants"), a servicer of multifamily loans, primarily for the Delegated Underwriting and Servicing Program (the "DUS Program") administered by the Federal National Mortgage Association ("FNMA"). The Merchants acquisition provides the Company the opportunity to originate new loans to existing borrowers in the Merchants portfolio. Management intends to continue to pursue strategic acquisitions both to broaden the Company's revenue base and to enter new businesses or markets. In January 1997, the Company acquired Reinlein/Leiser/McGee ("R/L/M"), another servicer of loans in the DUS Program.

Primarily in response to the expiration of remaining FDIC and RTC contracts, the Company significantly restructured its operations in 1996 to more effectively position itself for the development of other businesses. Throughout the year, the Company consolidated and realigned several management positions and effected staff reductions to eliminate certain levels of management and to enhance its capabilities to service its clients.

Effective July 31, 1996, the Company closed its Miami, Florida office in conjunction with the disposition of CSW (See Note 2 to Consolidated Financial Statements). In conjunction with the Eastern Acquisition, the Company relocated its Washington, D.C. office to Eastern's offices in McLean, Virginia.

The markets in which the Company competes to provide financial services are highly competitive. Assets of the type which have historically been the subject of the Company's financial service contracts have become less available in the United States markets in recent years. Management anticipates that this trend will continue and that, to expand its revenue base, the Company will need to continue to develop new core businesses, such as loan originations and fund advisory services, and to develop opportunities overseas. The asset management industry continued to undergo substantial consolidation in 1996. Many of the Company's competitors are significantly larger and better capitalized than the Company. These firms may have competitive advantages by reason of these financial resources.

1996 was a transitional year for the Company. Multiple strategies were implemented to expand the Company's businesses and to address the declines in revenue associated with expiring public-sector contracts. Management has been encouraged by the continued development of the Company's core businesses and opportunities presented by new business segments. There can be no assurance, however, that these trends will continue or that the Company will be successful in these efforts.

ITEM 2. - DESCRIPTION OF PROPERTY
---------------------------------

The following table summarizes the Company's mortgage and lease obligations for its office locations at December 31, 1996.

-----------------------------------------------------------------------------------------
                          Annual Debt/
 Office Location         Rental Payments      Square Footage            Lease Term
 ---------------         ---------------      --------------            ----------

Columbus, Ohio            See Note 5 to             20,000                  N/A
                          the Consolidated
                          Financial
                          Statements
Dallas, Texas             $117,000                  8,444             01/01/95-12/31/99
Atlanta, Georgia          $ 58,000                  4,546             03/01/95-02/28/98
Hoboken, New              $121,000                  5,985             11/01/94-10/31/99
Jersey
McLean, Virginia          $ 33,000                  1,992             10/01/96-09/30/97
Austin, Texas             $ 35,000                  2,820             05/01/93-06/30/97

----------------------------------------------------------------------------------------

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the Company.

ITEM 4.  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

None.

                                     PART II
                                     -------

ITEM  5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

The common stock of the Company, par value $.01 per share (the "Common Stock") trades under the symbol "ASET" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc. ("NASD").

Records maintained by the NASD's Research Department show the following with respect to high and low bid prices for the Common Stock:

            Quarter Ended                         High              Low
            -------------                         ----              ---

         March 31, 1995                            $.94              $.56
         June 30, 1995                             $.81              $.38
         September 30, 1995                        $.63              $.46
         December 31, 1995                         $.53              $.29
         March 31, 1996                            $.50              $.37
         June 30, 1996                             $.63              $.49
         September 30, 1996                        $.63              $.63
         December 31, 1996                         $.64              $.63

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
At March 7, 1997, there were approximately 3,000 holders of record of shares of the Common Stock.

During its 1996 and 1995 fiscal years, the Company made no payments of cash dividends or returns of capital on common shares other than dividends of $581,491 to the holder of the minority interest in CSW.

The Company does not anticipate paying dividends on the Common Stock in the foreseeable future. Instead, management anticipates that earnings will be used in the operations of the Company. The agreement by which Crown and NorthCorp were combined restricted, until August 4, 1996, the Company from making distributions, including dividends, without the unanimous written consent of the Board of Directors.

At December 31, 1996, the Company has 30,000,000 authorized shares of the Common Stock and 1,000,000 shares of preferred stock.

Effective December 30, 1996, the Company issued 576,924 shares of Common Stock to Asdale Limited without registration under the Securities Act of 1933 (the "Securities Act") pursuant to exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accredidation of the purchaser and the size of the offering, among other things. The shares were issued in exchange for $375,000 ($138,607 in cash and $236,393 to extinguish unsecured debt).

Effective October 1, 1996, pursuant to a stock purchase agreement entered into in connection with the Eastern Acquisition (the "Eastern Purchase Agreement"), the Company issued 450 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") in exchange for all of the issued and outstanding capital stock or membership interests, as the case may be, of each of Eastern, Eastern Baltimore, Inc. and Eastern Realty, LLC. The

Series A Preferred Stock was issued to Miller and Smith Holding, Inc., Gordon V. Smith, Alvin D. Hall, Spencer R. Stouffer, Richard J. North, Jay N. Rollins and Charles F. Stuart, Jr. (collectively, the "Series A Purchasers") without registration under the Securities Act pursuant to exemptions contained in
Section 4(2) of the Securities Act and Rule 506 thereunder based upon the size of the offering, the limited number of Series A Purchasers, the accredidation of certain of the Series A Purchasers, information provided by the Company to the unaccredited Series A Purchasers, among other things. Each of the 450 shares of the Series A Preferred Stock has a liquidation price of $1,000, carries a cumulative dividend of 7.467% of the liquidation price per annum, payable semiannually either in cash or the common stock of the Company (priced at the time of payment), has a five-year term, is redeemable by the Company upon ten days' written notice, subject to the right of each Stockholder to convert to the Common Stock upon receipt of such a notice. Each share of the Series A Preferred Stock is convertible into 1,244.75 shares of the Common Stock. Conversion may occur at the option of a Stockholder if, prior to October 1, 1998, the closing price of the Common Stock equals or exceeds $1.00 or if, prior to October 1, 2001, the closing price of the Common Stock equals or exceeds $1.25 or if a Stockholder receives a redemption notice from the Company. Conversion shall occur automatically without action by the Company or a Stockholder if, prior to October 1, 1998, the closing price of the Common Stock equals or exceeds $1.75 or if, prior to October 1, 2001 the closing price of the Common Stock equals or exceeds $2.50 or at the end of the five-year term.

Effective December 31, 1996, pursuant to a stock purchase agreement entered into in connection with the Merchants acquisition (the "Merchants Purchase Agreement"), the Company issued 2,000 shares of Series B Preferred Stock (the "Series B Preferred Stock") and other consideration in exchange for all of the issued and outstanding capital stock of Merchants. The Series B Preferred Stock was issued to National City Corporation ("NCC") without registration pursuant to exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accredidation of the purchaser and the size of the offering, among other things. Each of the 2,000 shares of the Series B Preferred Stock has a liquidation preference of $1,000. Five hundred of these shares are to be redeemed on December 31, 1997, 600 shares on December 31, 1998 and 900 shares on December 31, 1999 provided that the Company shall not be required to redeem any shares of Series B Preferred Stock to the extent that, as a result of the redemption, the Company would fail to satisfy the net worth requirements FNMA has set for the Company in conjunction with the DUS Program. The Company has deposited $2,000,000 in a non-interest bearing account at National City Bank of Indiana to secure the Company's obligations to redeem the Series B Preferred Stock. Tucker Holding Company, Ltd. ("Tucker"), an Ohio limited liability company, has pledged stock of the Company owned by Tucker to further secure the redemption of the Series B Preferred Stock. No dividends are payable on the Series B Preferred Stock.

Also pursuant to the Merchants Purchase Agreement, effective December 31, 1996, the Company issued 500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and other consideration in exchange for all of the issued and outstanding capital stock of Merchants. The Series C Preferred Stock was issued to NCC without registration pursuant to exemptions contained in
Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accredidation of the purchaser and the size of the offering, among other things. Each of the 500 shares of the Series B Preferred Stock has a liquidation preference of $1,000 and carries a non-cumulative dividend of 8% of the liquidation preference per annum. Each share of the Series C Preferred Stock is convertible into 666.67 shares of the Common Stock at such time as the average price of the Common Stock over a thirty-day period equals or exceeds $1.50 per share. If the holder does not so convert to the Common Stock, the Company may redeem shares of the Series C Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends thereon. If not previously redeemed, one-half of the outstanding shares of the Series C Preferred Stock is redeemable on December 31, 2001; the remainder is redeemable on December 31, 2002.

During 1996, the Company issued warrants entitling the holders to purchase 403,983 shares of common stock at prices ranging from $0.63 to $1.00 per share over periods ranging from eighteen months to five years after issuance.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------

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

Currently, the Company operates under contracts with various clients including investment banking firms, partnerships and Freddie Mac. At December 31, 1996, the assets under management pursuant to these contracts had an aggregate gross contract value of $1,111 million, as compared to $924 million of assets under management at December 31, 1995. Assets are added to most of these contracts by addenda, each with its own compensation structure. During 1996, assets with an aggregate book value of $276 million were added to the contract with Freddie Mac to provide loss mitigation and loan workout services. Management believes that, to operate profitably, the Company must continue to significantly expand and develop the revenues it derives from these contracts and arrangements.

Prior to 1996, the Company derived most of its revenues from public-sector contracts, primarily with the FDIC and the RTC. Business from these agencies declined substantially in recent years as issues related to the massive failures of banks and thrifts were resolved. During 1996, the Company concluded work under its remaining FDIC contracts. The Company does not believe that public-sector contracts will be a primary source of revenue in the foreseeable future. Therefore, as public-sector contracts have expired or reduced in size, management has reduced staff, consolidated offices and otherwise restructured operations to more competitively pursue other opportunities. While management believes this restructuring is now substantially complete, the reduction in revenues from public-sector contracts and the administrative costs of winding up those contracts have materially contributed to the Company's operating losses in 1996.

FORWARD LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

BUSINESS OUTLOOK

During 1996, the Company continued to restructure its operations to place itself in a better competitive position in the markets in which it now operates. Concurrent with the sale of CSW (see Note 2 to Consolidated Financial Statements), the Company closed its Miami, Florida office. As is further discussed in Note 2 to the Consolidated Financial Statements, the Eastern Acquisition and the acquisition of Merchants were effective October 1, 1996 and December 31, 1996, respectively. During 1996, the Company also consolidated and realigned several management positions and effected staff reductions which have resulted in annual payroll reductions of approximately $1,300,000.

Historically, the Company has managed numerous, relatively small assets of public-sector clients. It now manages predominately larger assets held by private concerns. As the table set forth below indicates, during this transition, the value of assets under management has increased from the comparable period in 1995.

                             Assets Under Management

                                                1996                         1995
                                                ----                         ----

         Number of Assets
           -Public Sector                         0                      1,155
         Gross Contract Value
           -Public Sector                        $0                      $113 million
         Number of Assets
           -Private Sector                       1,601                   456
         Gross Book Value
           -Private Sector                       $1,111 million         $811 million

         Total Number of Assets                  1,601                    1,611
         Total Gross Contract Value              $1,111 million          $924 million

While the gross contract value of assets under management has increased, the Company's revenues for 1996 declined from 1995. The private-sector contracts provide for generally lower ongoing management fees than did the expired public-sector contracts. While these present contracts offer greater opportunities for additional, incentive-based compensation at the end of an engagement, the lower ongoing fees have been a material factor in the decline in the Company's revenue. Management is concentrating the Company's financial and human resources on efforts to increase the Company's revenues through the expansion of its core asset management, disposition and servicing businesses and the development of new, related businesses. Until the Company can expand its revenue base, management anticipates that operating losses will continue, albeit at a lesser rate than during 1996.

The Company continues to pursue strategic acquisitions of entities and portfolios to expand its core asset management, disposition and servicing businesses. Management is placing particular emphasis on the acquisition of asset servicing rights since, given the Company's human and technical resources, such acquisitions can be accomplished at relatively low marginal costs. The Eastern Acquisition brings to the Company additional capabilities in asset management, real estate development and structured financings. The Company has also begun, through the acquisitions of Merchants in December 1996 and R/L/M in January 1997 (See Note 14 to Consolidated Financial Statements), new loan servicing and mortgage banking relationships with the FNMA. During the fourth quarter of 1996, FNMA approved the Company as a loan seller and servicer. In Europe, a newly formed Danish subsidiary of the Company is pursing opportunities to acquire overseas asset portfolios and operating entities. Into 1997, management anticipates that additional acquisition opportunities will arise as a result of ongoing consolidations in the industries in which the Company operates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

Total revenues decreased $7.5 million to $10.6 million in 1996 from $18.1 million in 1995. As previously discussed, the decrease in revenue is primarily caused by the expiration, at the end of 1995, of public-sector contracts and the replacement with lower-fee, private-sector contracts in 1996. During 1996, public sector contract revenue was approximately $5.3 million, or 50% of revenue, compared to approximately $13.9 million, or 77% of revenue in 1995. Management expects public-sector contract revenue to not be a material percentage of the Company's total revenue in the foreseeable future.

Management fee revenues decreased $1.7 million, to $5.8 million in 1996 from $7.5 million in 1995. The expiration of public-sector contracts at the end of 1995 resulted in a decrease of approximately $4.0 million in management fee revenues versus 1995, while private-sector management fee revenues increased approximately $2.3 million versus the comparable time period. Although the gross contract value of private sector contracts increased, the contracts are at generally lower fees than those in the public sector.

Disposition, liquidation and bonus fee revenues decreased $3.7 million to $3.2 million in 1996 from $6.9 million in 1995. The expiration of RTC contracts and the reduction in disposition activity of FDIC contracts primarily resulted in the decrease in 1996.

Incentive fee revenues decreased $2.0 million to $1.3 million in 1996 from $3.3 million in 1995. As with management and other fees, the decrease was due to certain public-sector contract levels being settled in 1995, while the more recent private-sector contracts will not be realized until their completion.

Other revenues consist of fees for accounting, asset management and consulting services, interest income and equity in earnings of partnerships and joint ventures.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $1.6 million, or 15%, to $8.9 million in 1996 from $10.5 million in 1995. Acquired company operations initially increased staffing and related personnel costs in 1996, however the increases were offset by operational restructuring caused by the expiration of the Company's public sector contracts and the disposition of CSW. As a result of these factors, staffing was reduced approximately 40% from that at the beginning of the year, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy expenses include rents, telephone expense, equipment leases and related expenses, and utility expenses. Occupancy expenses decreased $73,100, or 6%, to $1,107,726 in 1996 from $1,180,826 in 1995. During the year, the Company closed its Miami, Florida office and consolidated its Washington, D.C. operations with those of Eastern in conjunction with the Eastern Acquisition. Although office rental expenses increased, other occupancy expense components, including equipment leases and other services, were restructured to offset, and ultimately reduce, the overall occupancy expenses.

Other expenses primarily consist of information system expenses, legal and professional fees, postage and courier expenses, repairs and maintenance expenses, and office supplies expenses. Other expenses decreased approximately $44,427, or 3%, to $1,436,943 in 1996, from $1,481,370 in 1995, primarily from the reversal of a provision for uncollectible accounts.

Amortization and depreciation expenses primarily reflect the amortization of the excess of cost over net assets of companies acquired through the Company's acquisition program and depreciation of the Company's fixed assets. Reflecting goodwill impairment, during the fourth quarter the Company recognized a charge of $56,250 representing the write-off of unamortized goodwill of a consolidated subsidiary.

Interest expense increased $75,087, to $241,124 in 1996 from $166,037 in 1995, primarily from increased bank borrowings to fund Company operations.

The Company incurred a loss on disposal of $2,104,567 from the sale of its 80% interest in CSW (See Note 2 to the Consolidated Financial Statements). Of the total loss, approximately $1,170,000 of the loss is attributable to the write-off of unamortized goodwill related to the CSW acquisition.

Because of losses from operations and the loss from the disposal of CSW, the Company recognized income tax benefit of $1.2 million in 1996 compared to $1.3 million expense for 1995. See Note 10 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------

Cash and cash equivalents increased $311,542 to $587,080 at December 31, 1996 from $275,538 at December 31, 1995. The Company had a $750,000 revolving bank line of credit facility, all of which was outstanding at December 31, 1996. In March 1997, this facility was refinanced to a one year revolving bank line of credit, with monthly interest payments at the bank's prime rate plus .25%, and principal due at maturity.

The Company also had borrowings of $1,163,152 outstanding at December 31, 1996 under a bank installment note. In March 1997, the Company refinanced the remaining $950,000 with a 45-day term bank loan at the bank's prime rate plus
 .50%. The Company anticipates the repayment of this note primarily from the proceeds of an anticipated federal tax refund due the Company for the year ending December 31, 1996.

In March 1997, the Company completed a stock purchase transaction with an affiliate of the Harbert Management Corporation ("Harbert") providing for a significant minority ownership interest in the Company, of up to approximately 30% of the Common Stock. Under the terms of this agreement, the Company sold one million shares of Common Stock to the Harbert affiliate for a price of one million dollars. Over the course of the next year, Harbert may invest up to $2 million to assist with strategic acquisitions, with an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. In any of these additions investments, the Harbert affiliate would receive Common Stock at a purchase price of $1.05 per share (See Item 11 - Security Ownership of Certain Beneficial Owners and Management).

The Company expects to fund current operations with cash provided by operations and from proceeds provided from private investment capital infusions. Management anticipates that its cash flows will improve during 1997 with the receipt of contract retainage from the FDIC, as successor to the RTC. Retainage will be used to retire short term debt. Additionally, while the Company continues its efforts to reduce operating expenses, it will be necessary to develop new sources of revenue to eliminate operating deficits or to develop alternative funding sources to fund those deficits. If the Company can not expand its revenue base or secure new means of financing its operations, its working capital position and ability to operate will deteriorate.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing. In December 1996 and January 1997, the Company announced the acquisitions of Merchants and R/L/M, respectively. In connection with the acquisitions, in January 1997 the Company incurred additional bank indebtedness of $1,881,286.

HISTORICAL CASH FLOWS
---------------------

Cash provided by operations decreased $1,199,202, to $329,700 in 1996, from $1,528,903 in 1995. The decrease was primarily caused by the net loss incurred in 1996, as discussed earlier, from the expiration of public sector contracts and related reduction in contract revenues. The decrease in cash provided by operations caused by the loss was offset, in part, by the non-cash loss on the disposal of CSW and the net change in working capital components. Working capital component changes reflect the realization of contract receivables, funding of 1995 tax liabilities, and the recognition of the 1996 income tax refund receivable.

Cash flows used in investing activities decreased $1,328,969 to $315,147 in 1996, from $1,644,116 in 1995. The decrease was generally caused by the reduction in cash used for corporate acquisitions. Although the Company's corporate acquisition program proceeded at an accelerated pace in 1996, acquisitions were funded primarily through the issuance of the Company's preferred stock.

Cash flows from financing activities increased $507,434, to a cash source of $290,698 in 1996 from a cash use of $216,736 in 1995. The increase was caused from a higher level of net borrowings, and the issuance of the Company's common stock. These increases were offset by distributions made to minority shareholders' in connection with the disposal of CSW.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

The consolidated financial statements filed with this item are listed below:

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                           PAGE
                                           ----

Independent Auditors' Report . . . . . . . . . . . . . . . .        F-2

Consolidated Balance Sheets, December 31, 1996 and 1995. . .        F-3

Consolidated Statements of Earnings for years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .        F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1996 and 1995 . . . . . . . . . . .        F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .        F-6 to F-7

Notes to Consolidated Financial Statements for the years
ended December 31, 1996 and 1995 . . . . . . . . . . . . . .        F-8 to F-17

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Crown NorthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE, LLP
--------------------------

March 14, 1997 (except for Note 5
as to which the date is March 26, 1997)

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                             1996             1995
CURRENT ASSETS:
  Cash and cash equivalents                       $  587,080       $   275,538
  Trade accounts receivable - net of allowance
    of $20,000 in 1996 and $193,384 in 1995        1,235,009         5,685,914
  Income tax refund receivable                     1,211,129
  Prepaid expenses and other assets                  153,990           167,183
                                                  ----------       -----------
     Total current assets                          3,187,208         6,128,635

PROPERTY AND EQUIPMENT - Net                       2,007,642         2,317,532

RESTRICTED CASH                                    3,668,604           446,870

GOODWILL - Net of accumulated amortization of        353,613         1,894,045
    $262,665 in 1996 and $456,497 in 1995

OTHER ASSETS:
  Investments                                        308,834           130,287
  Acquired servicing rights and other                408,688           163,791
                                                  ----------       -----------
     Total other assets                              717,522           294,178
                                                  ----------       -----------
TOTAL                                             $9,934,589       $11,081,260
                                                  ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations        $1,097,458       $ 1,330,000
  Accounts payable                                   247,157           444,899
  Accrued expenses                                   400,069           992,230
  Income taxes payable                                               1,570,722
                                                  ----------       -----------
     Total current liabilities                     1,744,684         4,337,851

LONG-TERM OBLIGATIONS:
  Notes and bonds payable -
    less current portion                           2,180,694         1,365,000
  Loan loss reserve                                1,261,485
                                                  ----------       -----------
     Total long-term obligations                   3,442,179         1,365,000

MINORITY INTEREST IN SUBSIDIARIES                                      515,154

SERIES B REDEEMABLE PREFERRED STOCK                2,000,000

SHAREHOLDERS' EQUITY:
  Common stock                                        88,269            82,500
  Convertible preferred stock:
    Series A (liquidation preference -
      $450,000 plus unpaid dividends)                      5
    Series C (liquidation preference -
      $500,000)                                            5
  Additional paid-in capital                       3,293,120         2,192,772
  Retained earnings (accumulated deficit)           (615,937)        2,658,461
  Excess purchase price of subsidiary                                  (53,742)
  Treasury stock, at cost                            (16,736)          (16,736)
                                                  ----------       -----------
     Total shareholders' equity                    2,747,726         4,863,255
                                                  ----------       -----------
TOTAL                                             $9,934,589       $11,081,260
                                                  ==========       ===========




See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


                                                  1996              1995
REVENUES:
  Management fees                                $ 5,791,760       $ 7,459,832
  Disposition, liquidation and bonus fees          3,218,290         6,943,795
  Incentive fees                                   1,305,212         3,297,964
  Other                                              323,496           381,591
                                                 -----------       -----------
     Total revenues                               10,638,758        18,083,182
                                                 -----------       -----------
OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                        8,948,211        10,451,878
  Occupancy                                        1,107,726         1,180,827
  Insurance                                          269,598           303,894
  Depreciation and amortization                      809,990         1,040,656
  Other                                            1,436,943         1,481,370
                                                 -----------       -----------
     Total operating and
       administrative expenses                    12,572,468        14,458,625
                                                 -----------       -----------
(LOSS) EARNINGS FROM OPERATIONS                   (1,933,710)        3,624,557
                                                 -----------       -----------
OTHER EXPENSES:
  Minority interest                                  177,171           397,222
  Interest                                           241,124           166,037
  Loss on disposal of property and equipment          47,779            19,884
  Loss on sale of subsidiary                       2,104,567
                                                 -----------       -----------
     Total other expenses                          2,570,641           583,143
                                                 -----------       -----------
(LOSS) EARNINGS BEFORE INCOME TAXES               (4,504,351)        3,041,414
                                                 -----------       -----------
INCOME TAX (BENEFIT) EXPENSE                      (1,237,422)        1,348,668
                                                 -----------       -----------
NET (LOSS) EARNINGS                              $(3,266,929)      $ 1,692,746
                                                 ===========       ===========
(LOSS) EARNINGS PER SHARE                        $     (0.40)      $      0.21
                                                 ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                8,202,932         8,244,381
                                                 ===========       ===========




See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                            Convertible Preferred Stock
                                                                                           Series A              Series C
                                                             Common Stock               ---------------       --------------
                                                          Shares                      Shares                  Shares
                                                          Issued         Amount       Issued    Amount        Issued   Amount
BALANCE, DECEMBER 31, 1994                               8,250,000       $82,500

Amortization of excess purchase price of subsidiary
Treasury stock purchased, at cost
Net earnings for the year ended December 31, 1995
                                                        ----------       -------
BALANCE, DECEMBER 31, 1995                               8,250,000       $82,500

Amortization of excess purchase of subsidiary
Issuance of common stock                                   576,924         5,769
Issuance of preferred stock                                                               450       $5        500       $5
Dividends paid - Series A Preferred
Net loss for the year ended December 31, 1996
                                                        ----------       -------          ---       --        ---       --

BALANCE, DECEMBER 31, 1996                              $8,826,924       $88,269          450       $5        500       4%
                                                        ==========       =======          ===       ==        ===       ==


                                                                       Retained       Excess
                                                        Additional     Earnings      Purchase                         Total
                                                          Paid-In    (Accumulated    Price of     Treasury Stock   Shareholders'
                                                          Capital      Deficit)     Subsidiary   Shares    Amount      Equity
BALANCE, DECEMBER 31, 1994                              $2,192,772   $  965,715      $(107,500)                      $3,133,487

Amortization of excess purchase price of subsidiary                                    53,758                            53,758
Treasury stock purchased, at cost                                                               (50,221)  $(16,736)     (16,736)
Net earnings for the year ended December 31, 1995                     1,692,746                                       1,692,746
                                                        ----------   ----------      ---------  --------   --------  ----------
BALANCE, DECEMBER 31, 1995                               2,192,772    2,658,461        (53,742) (50,221)   (16,736)   4,863,255

Amortization of excess purchase of subsidiary                                           53,742                           53,742
Issuance of common stock                                   369,231                                                      375,000
Issuance of preferred stock                                731,117                                                      731,127
Dividends paid - Series A Preferred                                      (8,469)                                         (8,469)
Net loss for the year ended December 31, 1996                        (3,266,929)                                     (3,266,929)
                                                        ----------   ----------      ---------  --------  --------   ----------

BALANCE, DECEMBER 31, 1996                              $3,293,120   $ (616,937)     $       0  (50,221)  $(16,736)  $2,747,726
                                                        ==========   ==========      =========  =======   ========   ==========


                (See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                              $(3,266,929)  $ 1,692,746
  Adjustments to reconcile net (loss)
    earnings to net cash provided by
    operating activities:
    Depreciation and amortization                      809,990     1,040,656
    Deferred income tax credit                         (40,525)     (220,851)
    Loss on disposal of property
      and equipment                                     47,779        19,884
    Loss on sale of subsidiary                       2,104,567
    Minority interest                                  177,171       397,222
    Equity loss (income) from
      investment in partnerships                         3,173      (108,812)
    Bond interest paid from escrow fund                 76,919        54,802
    Change in operating assets and liabilities -
       net of effects from purchases and
       divestitures of subsidiaries:
       Accounts receivable                           3,885,174    (3,160,889)
       Income tax refund receivable                 (1,211,129)
       Prepaid expenses and other assets                13,193       105,895
       Accounts payable and accrued expenses        (2,269,682)    1,708,250
                                                   -----------   -----------
         Net cash provided by
           operating activities                        329,701     1,528,903
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (283,996)     (490,367)
  Proceeds from sale of property and equipment                         8,740
  Investment in partnerships and joint ventures       (156,010)       (9,900)
  Distributions from partnerships and
    joint ventures                                      82,146       101,896
  Net cash acquired in (paid for) corporate
    acquisitions and mergers                           168,776    (1,126,133)
  Net cash disposed in corporate divestitures          (71,674)
  Increase in other assets                             (54,389)     (128,352)
                                                   -----------   -----------
     Net cash used in investing activities            (315,147)   (1,644,116
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in borrowings on line of credit         150,000       400,000
  Principal payments on notes payable               (1,716,848)   (1,300,000)
  Proceeds from notes payable                        2,386,393       700,000
  Payment of loan fees                                 (77,494)
  Issuance of common stock                             138,607
  Distributions to minority interest                  (581,491)
  Preferred stock dividends paid                        (8,469)
  Purchase of treasury stock                                         (16,736)
                                                   -----------   -----------
     Net cash provided by (used in)
       financing activities                            290,698      (216,736)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
  DURING THE YEAR                                      311,542      (331,949)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    275,538       607,487
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   587,080   $   275,548
                                                   ===========   ===========




See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)
-------------------------------------------------------------------------------


                                                  1996              1995
SUPPLEMENTAL INFORMATION
CASH PAID FOR INTEREST                           $   261,117       $   132,601
                                                 ===========       ===========
CASH PAID FOR INCOME TAXES                       $ 1,350,000       $   189,628
                                                 ===========       ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
  Accounts receivable                            $    40,592       $   830,769
  Prepaid expenses                                                      17,283
  Property and equipment - net                         2,368           114,501
  Restricted cash                                  3,298,653
  Goodwill                                                           1,884,264
  Other assets                                       508,553            16,150
  Accounts payable and accrued expenses              (26,330)          (62,845)
  Loan loss reserve                               (1,261,485)
  Deferred tax liability                                              (282,000)
  Minority interest                                                   (121,989)
                                                 -----------       -----------
     Net assets acquired,
       net of acquired cash                        2,562,351         2,396,133

  Amount financed:
    Debt                                                            (1,270,000)
    Preferred stock                               (2,731,127)
                                                 -----------       -----------
     Net cash (acquired in)
       paid for corporate acquisitions           $  (168,776)      $ 1,126,133
                                                 ===========       ===========
 CORPORATE DIVESTITURE:
  Account receivable                             $   606,323
  Property and equipment, net                        204,267
  Goodwill                                         1,170,000
  Other assets                                       258,137
  Accounts payable                                   (95,000)
  Minority interest                                 (110,834)
                                                 -----------
     Net assets disposed, excluding cash           2,032,893
  Disposed cash                                       71,674
                                                 -----------
     Loss on sale of subsidiary                  $ 2,104,567
                                                 ===========
PAYMENT OF NOTE PAYABLE BY ISSUANCE OF
  COMMON STOCK                                   $   236,393
                                                 ===========




See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------


1.    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION - Crown NorthCorp, Inc. and subsidiaries (the "Company") is a financial services provider primarily involved in commercial asset portfolio management providing both special and master servicing under public and private sector contracts. Assets managed are located throughout the United States and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

      CONCENTRATIONS - Public sector contracts accounted for approximately 50% and 77% of revenues for 1996 and 1995, respectively, and approximately 50% and 75% of total accounts receivable at December 31, 1996 and 1995, respectively. Private sector contracts with one customer accounted for 24% and 15% of revenues for 1996 and 1995, respectively, and approximately 15% and 1% of total accounts receivable at December 31, 1996 and 1995, respectively.

      The Company's private sector management, disposition, and incentive fee based contracts have no defined terms and are generally cancellable by the contractor with 30 days notice.

      MANAGEMENT FEES - Management fees are recorded as services required under the contracts are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Upon each disposition, withdrawal or addition of an asset or asset group, the management fee is adjusted to reflect the change in aggregate value of the assets. Management fees are calculated on a daily basis as set forth in the contracts.

      DISPOSITION, LIQUIDATION AND BONUS FEES - Disposition and bonus fees, less retainages, are recorded as revenue when the disposition of an asset has been consummated and the gross proceeds from the disposition have been received by the asset owner. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. For certain contracts (primarily Resolution Trust Corp. (RTC)) disposition fees can be adjusted upward (to 150%) or downward (to 25%) from the contracted percentage depending on the percentage of net proceeds to values assigned in the contracts.

      The Company may also be entitled to bonus fees. For certain contracts (primarily RTC), when an asset is disposed during its first or second year under contract the Company is entitled to receive bonus fees of 20% and 10%, respectively, of the disposition fee. For other contracts, bonus fees are earned and recorded if cumulative net proceeds exceed contract thresholds within a specified period of time.

      The RTC retains a portion of all disposition and bonus fees earned. The Company records retainage receivable as revenue, net of questioned costs and unsold asset recovery costs, when the contract has expired and the final contract audit is complete and questioned costs and unsold asset recovery costs can be reasonably estimated. Retainage receivable was $680,533 and $636,959 at December 31, 1996 and 1995, respectively.

      Liquidation fees are recorded when subsidiary entities of lending institutions under conservatorship/ receivership of the RTC are liquidated and are based on a fixed amount per liquidation.

      INCENTIVE FEES - The Federal Deposit Insurance Corporation (FDIC) contracts provide for incentive fees if the Company achieves net cash collections in excess of thresholds established in the contracts. Fifty percent of the contractual incentive fee is deferred until the Company achieves minimum book value liquidation thresholds. Incentive fee revenue is recorded as the Company achieves the cash collections and book value liquidations required by the contracts.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

      DEPRECIATION - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to forty years.

      GOODWILL - The excess purchase price over the fair value of identifiable assets acquired is recorded as goodwill in the accompanying financial statements. Goodwill is being amortized over its estimated life of 4 to 10 years using the straight-line method. At each balance sheet date, a determination is made by management to ascertain whether the goodwill has been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows and other operating factors.

      ACQUIRED SERVICING RIGHTS - Acquired servicing rights represent the present value of estimated future cash flows to be received from mortgage servicing operations and are amortized over the weighted average maturity of the mortgage loans being serviced.

      ALLOWANCE FOR LOAN LOSSES - Prior to the December 31, 1996 acquisition of Merchants Mortgage Corporation (Merchants) (see Note 2), the Company did not engage in activities requiring loan loss reserves. In connection with the acquisition of Merchants, the Company established a $1,261,485 loan loss reserve to provide for estimated losses in the mortgage portfolio serviced by Merchants for which the Company is responsible (see Note 13). Commencing in 1997, a provision for loan losses will be added to the allowance and charged to expense and loan charge-offs, net of recoveries, will be deducted from the allowance. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral, evaluation of the loan portfolio in conjunction with historical loss experience, portfolio composition, and current and projected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management.

      INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES - The Company's general partner and Joint Venture investments (ranging from 1% to 50%) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities.

      INCOME TAXES - Income taxes are recorded using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No.
      109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      EARNINGS PER SHARE OF COMMON STOCK - Earnings per share is computed based on earnings applicable to common stock after deducting Series A preferred stock dividends by the weighted average number of common shares outstanding during the period.

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.    ACQUISITIONS

      The Company acquired 80% of CSW Associates, Inc. (CSW), in June 1995 for approximately $953,000 cash and $1,270,000 in notes payable to the former shareholders. The CSW acquisition was accounted for using the purchase method which resulted in the Company recording goodwill of approximately $1,730,000. Effective July 31, 1996, the Company sold its 80% interest in CSW for a nominal amount to a shareholder and recorded a loss on the sale of approximately $2,104,600 which includes the write-off of approximately $1,170,000 of goodwill.

      Effective October 1996, the Company acquired 100% of the stock and membership interests in Eastern Realty Corporation and affiliates (Eastern) for $168,776 cash, 450 shares of Series A Convertible Preferred Stock, and warrants for the issuance of 149,300 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting and the results of operations have been reflected in the financial statements since that date.

      On December 31, 1996 the Company acquired 100% of the stock of Merchants Mortgage Corporation (Merchants) for approximately 2,000 shares of the Company's Series B Preferred Stock, and 500 shares of the Company's Series C Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations will be reflected in the financial statements from January 1, 1997 forward.

      Effective October 1, 1995, the Company acquired 100% of the outstanding capital stock of Prime Tempus, Inc. for $173,911 cash (net of cash acquired).

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions and dispositions had occurred at the beginning of 1996 and 1995:

                                                          1996            1995


     Revenues                                          $11,212,000    $16,728,000
     Expenses                                           11,900,000     13,654,000
                                                       -----------    -----------
     Earnings (loss) before taxes                         (688,000)     3,074,000
     Income tax (credit)                                  (189,000)     1,362,000
                                                       -----------    -----------
     Net Income (loss)                                 $  (499,000)   $ 1,712,000
                                                       ===========    ===========
     Earnings (loss) per share                         $     (0.06)   $      0.20
                                                       ===========    ===========



      The pro forma consolidated results do not purport to be indicative of results that would have occurred had the transactions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 1996 and 1995:


                                                      1996               1995

          Land                                    $  271,845          $  271,845
          Building and improvemnts                 1,132,473           1,132,473
          Furniture and equipment                  1,696,313           1,960,762
                                                   ---------           ---------
               Total property and equipment        3,100,631           3,365,080
          Less accumulated depreciation            1,092,989           1,047,548
                                                   ---------           ---------

          Property and equipment - net            $2,007,642          $2,317,532
                                                  ==========          ==========






4.    OTHER ASSETS

      Other assets consist of the following at December 31, 1996 and 1995:

                                                          1996          1995

     Acquired servicing rights                         $244,787
     Other                                              163,901       $163,791
                                                        -------       --------
     Total other assets                                $408,688       $163,791
                                                       ========       ========

5.    NOTES AND BONDS PAYABLE

      At December 31, 1996, the Company is obligated under two bank notes payable aggregating $1,913,152 covered by a secured borrowing agreement. The first note, in the amount of $750,000, bears interest at the bank's prime rate plus .25% (total of 8.5% at December 31, 1996). The second note, in the amount of $1,163,152, bears interest at the bank's prime rate plus .50% (total of 8.75% at December 31, 1996). Both borrowings are secured by the assets of the Company and require monthly payments of interest only and mature in May 1997 and March 1997, respectively. The notes are payable before maturity upon conversion into cash of certain stipulated operating assets.

      On March 27, 1997, the Company extinguished the above bank notes and refinanced a total of $1,825,000 of the above borrowings into three new notes. The first note is a one year revolving line of credit in the amount of $750,000 with interest at the bank's prime rate plus .25% with monthly interest payments and principal due at maturity. The second note is a 45 day term loan in the amount of $950,000 with interest at the bank's prime rate plus .50% with monthly interest payments and principal due at maturity. The third note is a three month draw note in the amount of $125,000 with interest at the bank's prime rate plus .25% with monthly payments of interest. On May 31, the outstanding principal on the third note will convert to a 36 month term loan with equal monthly principal payments plus interest at the bank's prime rate plus .50%. All of the notes are secured by all assets of the Company, and the Company is required to maintain certain minimum financial ratios. Long-term debt on the accompanying balance sheet and summary of principal payments (below) reflect the impact of the bank notes refinancing.

      The Company is obligated under Six Month Adjustable Rate Industrial Development Revenue Bond for a building which serves as its corporate headquarters. As of December 31, 1996 and 1995, the principal amount due was $1,365,000 and $1,395,000, respectively. The Company is required to make annual principal payments and semi-annual interest payments. The interest rate is determined semi-annually according to the terms of the indenture, and at December 31, 1996 the interest rate was 3.9%. The bond is secured by a $1,600,000 letter of credit collateralized by a first mortgage on the land and building and a restricted cash escrow account ($369,951 and $361,394 at December 31, 1996 and 1995, respectively)
      required under the bond indenture. At December 31, 1996, the Company was not in compliance with one of the covenants related to the letter of credit. The Company has received a waiver of such covenant through June 30, 1997, and management feels that the Company will be able to maintain compliance after such waiver expires.

      The scheduled sinking fund redemption and principal repayments related to the notes and bonds are as follows:

     Year ending December 31:
          1997                                              $1,097,458
          1998                                                 826,664
          1999                                                  81,664
          2000                                                  57,366
          2001                                                  45,000
          Therafter                                          1,170,000
                                                             ---------
               Total                                         3,278,152
          Less current portion                               1,097,458
                                                             ---------
          Total long-term portion                           $2,180,694
                                                            ==========

      At December 31, 1996, the fair value of the Company's long-term debt approximates its recorded value.

6.    LEASES

     The Company, in its operations, leases office facilities and equipment. All leases in effect at December 31, 1996, which expire on various dates through 1999, have been classified as operating leases.

      The following is a schedule of future minimum operating lease payments as of December 31, 1996:

                                            EQUIPMENT        OFFICEES
     Year ending December 31:
          1997                               $222,012       $  564,889
          1998                                176,111          424,397
          1999                                 38,748          256,694
                                               ------          -------

     Total                                   $436,871       $1,245,980
                                             ========       ==========



7.    RELATED PARTY TRANSACTIONS

      The Company conducts some of its operations through various joint ventures and other partnership forms which are principally accounted for using the equity method. Included in the Company's revenues for 1996 and 1995 are equity in (loss) income of related companies of approximately ($3,200) and $109,300, respectively. The Company also provides services for the ventures and included in revenues for 1996 and 1995 are management and disposition fees of approximately $47,700 and $196,500, respectively, related thereto.

      During 1996 and 1995, the Company performed servicing, consulting and accounting services for various companies affiliated with the Controlling Shareholder. The Company generated revenues of approximately $86,000 in 1996 and $88,000 in 1995 from these services.

      During 1996 the Company paid approximately $28,000 to affiliates of the Controlling Shareholder for miscellaneous services.

      During 1995, the Company earned revenues of $88,281 by performing servicing, consulting and accounting services for various companies affiliated with the Controlling Shareholder.

8.    SHAREHOLDERS' EQUITY

      At December 31, 1996 and 1995, the Company has 30,000,000 authorized shares of its $.01 par value common stock (Common Stock) and 1,000,000 authorized shares of preferred stock.

      In December 1996 the Company issued 576,924 shares of its common stock to an unaffiliated entity for $138,607 cash and the extinguishment of $236,393 of unsecured debt.

      In October 1996, in connection with the Eastern acquisition, the Company issued 450 shares of Series A Convertible preferred stock (the "Series A Preferred"), with a par value of $.01 per share. Holders of Series A Preferred are entitled to receive semi-annual dividends on each share during the term at the rate of 7.467% per annum of the Liquidation Price. The Liquidation Price of each Series A Preferred share is $1,000 plus unpaid dividends. The Company has the option of paying dividends in cash or in shares of common stock. Each Series A Preferred share is convertible into 1,244.75 fully paid shares of Common Stock. The shares can be converted at the option of the holder when the closing share price equals or exceeds $1.00 during the first two years after issuance, or when the closing share price equals or exceeds $1.25 per share two years through five years after issuance. The shares are subject to mandatory conversion when the closing share price equals or exceeds the option of the Company when the closing share price equals or exceeds $1.75 per share during the first two years after issuance, or when the closing share price equals or exceeds $2.50 per share two years through five years after issuance. Holders of Series A Preferred shares have no voting rights.

      In December 1996, in connection with the Merchants acquisition, the Company issued 2,000 shares of Series B Non-Voting, Non-Convertible Preferred Stock ( the "Series B Preferred"), with a par value of $.01 per share. No dividends of any type are to be paid on the shares. The liquidation value of each Series B Preferred share is $1,000. The Company is obligated to redeem the following number of shares on each date as follows:

                 SHARES TO BE REDEEMED            AMOUNT      REDEMPTION DATE

                               500               $   500,000  December 31, 1997
                               600                   600,000  December 31, 1998
                               900                   900,000  December 31, 1999
                             -----                ----------

        Total                2,000                $2,000,000
                             =====                ==========

      The Company is required to maintain a restricted cash balance ($2,000,000 at December 31, 1996) in a non-interest bearing account, which is controlled by the Series B Preferred shareholder, used to secure the Company's obligation to redeem the shares. The Company has also pledged to the shareholder certain additional funds in the event that funds in the Deposit Account are not maintained at certain designated levels. All or part of the outstanding shares of Series B Preferred stock are subject to redemption at the option of the Corporation at a price equal to the redemption price.

      In December 1996, also in connection with the Merchants acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Preferred Stock ( the "Series C Preferred"), with a par value of $.01 per share. The shareholder is entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference. The liquidation preference is $1,000 per Series C Preferred share. Each Series C Preferred share is convertible into 666.67 fully paid shares of Common Stock. The shares can be converted, at the option of the holder, during a 45 day conversion period after the 30 day average Common Stock closing share price equals or exceeds $1.50. The shares can be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of unpaid declared dividends. The Company has the option to redeem the Series C Preferred Shares as follows:

                       SHARES TO BE REDEEMED            AMOUNT            REDEMPTION DATE
                       250                              $250,000          December 31, 2001
                       250                               250,000          December 31, 2002
                       ---                              --------
      Total            500                              $500,000
                       ===                              ========

      During 1996 the Company issued Warrants entitling the holders to purchase 403,983 shares of Common Stock at prices ranging from $0.63 to $1.00 per share over periods ranging from 18 months to 5 years after issuance.

      A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's Common Stock at an option price equal to the Common Stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of December 31, 1996.

      At December 31, 1996, the Board of Directors approved the allocation of a total of 300,000 shares of Common Stock for a profit-sharing stock plan for employees and an incentive compensation plan for management. Details of these plans are presently being finalized and are subject to approval by the Company's shareholders.

      In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principals Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to use the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

9.    BENEFIT PLAN

      Previously the Company sponsored a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. Employees could make contributions up to 15% of their compensation. The Company could make discretionary contributions to the plan as determined by the Board of Directors. The Company made no contributions to the plan since the plan's inception. In 1996, the old plan was replaced with a new plan whereby the Company matches 25% of the first 4% of the employees' contributions. Employer contributions were $53,094 in 1996.

10.   INCOME TAXES

      For the years ended December 31, 1996 and 1995, the components of income tax (benefit) expense are as follows:


                                            1996               1995

     Current                            $(1,196,897)        $1,569,519
     Deferred                               (40,525)          (220,851)
                                            -------           --------
     Total income tax (benefit)expense  $(1,237,422)        $1,348,668
                                        ===========         ==========


      The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings as follows:


                                                                  1996         1995

      Income tax (benefit) expense at statutory rate          $(1,531,479)   $1,034,079
      State and local taxes, net of Federal benefit                             149,160
      Non-deductible amortization                                 102,069        46,716
      Minority interest in income of subsidiary                    60,238       135,055
      Non-deductible capital loss on sale of subsidiary           160,178
      Other-Net                                                   (28,428)      (16,342)
                                                              -----------    ----------
      Total income tax (benefit) expense                      $(1,237,422)   $1,348,668
                                                              ===========    ==========



      At December 31, 1996 and 1995, the Company had recorded a net deferred tax asset (liability) as follows:

                                                                  1996         1995

      Assets:
       Curent:
        Collection allowance                                  $     6,790    $   65,700
        Items not currently deductible and other                                  5,300
       Long term - depreciation and amortization                   11,962       118,727
                                                              -----------    ----------
            Total assets                                           18,752       189,727
                                                              -----------    ----------
      Liabilities:
       Current - conversion from cash to accrual method
        of tax reporting for CSW                                                (70,500)
       Long-term:
        Conversion from cash to accural method of tax
         reporting for CSW                                                     (141,000)
                                                              -----------    ----------
            Total liabilities                                                  (211,500)
                                                              -----------    ----------
      Net deferred tax asset (liability)                          $18,752     $ (21,773)
                                                              ===========     =========



11.   CONTINGENCIES

      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

12.   MORTGAGE SERVICING FOR OTHERS

      The balance sheets at December 31, 1996 and 1995 do not include approximately $1,002 million and $413 million, respectively, of principal balances of permanent mortgage loans owned by and serviced for unaffiliated investors.

      The servicing of mortgage loans includes collection of loan and escrow payments from individual mortgagors, deposit of these collections into restricted trust accounts, periodic remittance of principal and interest to investors, payment of property taxes and insurance premiums, and periodic inspection of certain properties. At December 31, 1996 and 1995, the Company held escrow, agency and fiduciary funds of approximately $12 million and $8 million, respectively. These trust funds and the corresponding fiduciary trust liability are not included in the accompanying balance sheet as they do not represent assets or liabilities of the Company.

13.   OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

      The Company is a party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of customers. These agreements involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments, which are not included in the financial statements, indicate the Company's activities in particular classes of financial instruments.

      The Company's off-balance sheet financial instruments, for which the contract amounts exceed the amount of potential credit risk, relates to the Federal National Mortgage Association - Delegated Underwriting and Servicing ("FNMA-DUS") program. The Company was insuring approximately $114 million under the program at December 31, 1996 for loans on properties located primarily in the Midwest which mature between 1997 and 2006. Under the terms of the program, the Company is responsible for the first portion of loss on any co-insured loan, with the percentage determined by the loan program. The Company's total exposure under FNMA-DUS program, should the borrowers default and the collateral prove to be of no value, was approximately $24 million at December 31, 1996. Individual co-insured loans have letters of credit in favor of FNMA which may be drawn upon to cover collateral deficiencies. At December 31, 1996, approximately $4.6 million in letters of credit were available.

14.   SUBSEQUENT EVENTS

      In January 1997 the Company acquired the stock of Reinlein/Lieser/McGee Holding Corporation (R/L/M) and R/L/M Employee Benefit Corporation for approximately $1,129,000, financed primarily through two bank loans (with scheduled monthly payments of principal and interest through February 1,
      2002). Two hundred thousand dollars of this amount has been placed in escrow and is recoverable by the Company if subsequent R/L/M losses exceeding a stipulated amount. The acquisition was accounted for using the purchase method of accounting, and the excess purchase price over net identifiable assets acquired, approximately $240,000, was allocated to goodwill and will be amortized over 10 years. Combined unaudited revenues and net income for the acquired companies were approximately $600,000 and $300,000, respectively, in 1996.

      On March 7, 1997, the Company completed a Stock Purchase transaction with an affiliate of Harbert Management Corporation (Harbert) providing for a significant minority ownership interest in the Company up to approximately 30%. Under the terms of the agreement, the Company sold one million shares of its Common Stock to Harbert for $1,000,000. Over the course of the next year, Harbert will invest up to $2 million to assist with strategic acquisitions, and an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. Harbert will receive Common Stock for its additional investments at the rate of one share for each $1.05 of investment.

                                    ******
                                     F-17

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

None

                                    PART III
                                    --------

ITEM 9.  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
----------------------------------------------------------------
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
-----------------------------------------------------------

The Company currently has five Directors, one of which is also an executive officer of the Company. All Directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified.

Officers of the Company, with the exeception of Jay N. Rollins, do not serve a term of years but serve at the pleasure of the Board of Directors.

The directors and executive officers of the Company as of March 7, 1997 are as follows.

Name                     Age                  Position with Company
----                     ---                  ---------------------

Ronald E. Roark          46                   Chairman, Chief Executive
                                              Officer, Acting President
                                              and Chief Operating Officer
                                              and Director
John Everets             50                   Director
Gordon V. Smith          64                   Director
Raymond J. Harbert       38                   Director
Michael D. Luce          44                   Director
Grace Jenkins            44                   Executive Vice President
Jay N. Rollins           36                   Executive Vice President
Jack Koczela             42                   Executive Vice President
Richard A. Brock         47                   Senior Vice President,
                                              Treasurer and Chief
                                              Financial Officer
William R. Stanley       43                   Senior Vice President
Dean Melchi              44                   Vice President
Stephen W. Brown         46                   Secretary

Set forth below are the principal occupations and affiliations during the last five years of the directors and executive officers. All information is as of March 7, 1997.

RONALD E. ROARK has served as Chairman of the Board of Directors of the Company since August 4, 1994 and as Chief Executive Officer of the Company since September 13, 1994 and as Acting President and Chief Operating Officer since August 31, 1996. Since June, 1991, he has served as President of Crown. He has been President of REE, Inc. since 1979 and Culloden of Ohio, Inc., formerly known as R.E. Roark Companies. In May, 1993, an affiliate of his acquired control of a majority interest in Ohio Financial Service Corporation ("OFSC")and he became Chairman of the Board of Directors.

JOHN EVERETS has served as a Director of the Company since September 13, 1994. He has been Chairman of the Board and Chief Executive Officer of HPSC, Inc. since July 1993 and a Director of that company since 1983. From January, 1990 to July, 1993, he was Chairman of the Board of T.O. Richardson Co., Inc. Mr. Everets also served as Chairman of the Connecticut Development Authority from 1991 to July, 1994. Mr. Everest is a Director of Dairy Mart Convenience Stores, Inc. and the Eastern Company.

GORDON V. SMITH has served as a Director of the Company since October 1, 1996. He has been Chairman of the Board of Miller and Smith Holding, Inc. since 1964. From 1985 to 1994, he served as Chairman and Chief Executive Officer of Providence Savings and Loan Association, F.A. He served as Chairman of Eastern Realty Corporation from 1993 until October 1, 1996. Mr. Smith has served as a Director of Bank Plus since 1996.

RAYMOND J. HARBERT has served as a Director of the Company since March 7, 1997. Mr. Harbert has been President and Chief Executive Officer of Harbert Corporation since July 1990. Prior to that time, he served as Vice President of the Harbert Corporation and as President of Harbert Properties Corporation.

MICHAEL D. LUCE has served as a Director of the Company since March 7, 1997. Since 1995, Mr. Luce has served as Executive Vice President and Chief Financial Officer of Harbert Corporation and Harbert Management Corporation. Until 1995, he served as Senior Managing Director of the Investment Banking Department of Bear, Stearns & Co.

GRACE JENKINS has served as Executive Vice President of the Company since March 6, 1997. She served as a Vice President of the Company from September 13, 1994 to that date. She has been a Vice President of Crown since September, 1993. Since November 1991, she has served Crown in various capacities related to administration and management information systems.

JAY N. ROLLINS has served as Executive Vice President of the Company since October 1, 1996. Mr. Rollins has served as President of Eastern Realty Corporation since 1993. From 1989 until 1995, he was Director of Finance at NVR, L.P.

JACK KOCZELA has served as Executive Vice President of the Company since March 6, 1997 and as Managing Director of Crown Euro since its founding in July 1996. From November 1990 until February 1996, he served as Principal and Managing Director, New Business Development, for JCF Partners.

RICHARD A. BROCK has served Senior Vice President and Chief Financial Officer since March 6, 1997. He has served as Treasurer since September 13, 1994, from which date he also served as Vice President and Acting Chief Financial Officer. Since January, 1991, he has served as Acting Chief Financial Officer of Crown and, since January, 1992, has been a Vice President. From 1984 to January, 1991, Mr. Brock was corporate director of investment management for Cardinal Industries, Inc.

WILLIAM R. STANLEY has served as Senior Vice President of the Company since March 6, 1997. He was elected Vice President of the Company in November 1996. Mr. Stanley serves as Managing Director of Portfolio Operations and was responsible for establishing the Company's Atlanta office in 1991.

DEAN MELCHI has served as Vice President of the Company since March 6, 1997. Prior to that time, he served as Director of Special Projects for the Company from April 1995. Mr. Melchi has been a Vice President of OFSC since August 1994. From 1992 until August 1994, he was Manager of Real Estate Properties for Textron Financial Corporation. From 1985 until 1992, he was the Vice President of Ward Financial.

STEPHEN W. BROWN has served as Secretary of the Company since September 13, 1994 and as Corporate Counsel since August 1996. Since March, 1992, he has served Crown in various asset management capacities and as a legal counsel. From December, 1990 until February, 1992, he worked for the RTC in resolving the affairs of Mid-America Federal Savings and Loan Association.

ITEM 10. - EXECUTIVE COMPENSATION
---------------------------------

The following table sets forth information with respect to the Chief Executive Officer, each of the four most highly compensated executive officers and two former executive officers for the three years ended December 31, 1994, 1995 and 1996.

                                     Year Ended                                                   All Other
Name and Title                       December 31              Salary            Bonus            Compensation
--------------                       -----------              ------            -----            ------------

Ronald E. Roark, (1)                    1996                  $300,000          $0                   $0
CEO, Chairman                           1995                  $300,000          $200,000             $0
                                        1994                  $125,000          $ 52,300             $0

Louis J. Castelli (2)                   1996                  $ 83,333          $ 0                  $36,000
                                        1995                  $125,000          $ 75,000             $0
                                        1994                  $ 98,750          $ 13,000             $0

Jay N. Rollins (3)                      1996                  $100,774          $ 93,299             $0
Executive Vice                          1995                  $ 90,000          $ 71,765             $0
         President                      1994                  $ 85,000          $ 44,481             $0

Richard A. Brock (4)                    1996                  $ 92,700          $ 30,000             $0
Vice President,                         1995                  $ 93,000          $ 25,000             $0
Treasurer, Acting CFO                   1994                  $ 90,000          $ 27,500             $0

Craig Koenig  (5)                       1996                  $115,000          $ 0                  $0
Vice President                          1995                  $115,000          $ 5,000              $0
                                        1994                  $115,000          $ 5,000              $0

Tacie J. Fox(6)                         1996                  $125,000          $ 85,898             $0
                                        1995                  $ 95,000          $ 12,000             $0

William R. Stanley(7)                   1996                  $102,333          $ 0                  $0
Vice President                          1995                  $ 95,000          $12,000              $0



         (1) Mr. Roark has served as Chairman and CEO of the Company since August 4, 1994 and September 13, 1994 respectively and as Acting President and Chief Operating Officer since August 31, 1996.

                    A $500 monthly car allowance and family medical coverage premiums are paid on his behalf by the Company.

         (2) Mr. Castelli resigned as President and COO of the Company effective August 31, 1996. He had served in those capacities since August 4, 1994 and September 13, 1994 respectively. Mr. Castelli resigned as a Director of the Company effective January 27, 1997.

         (3) Mr. Rollins was elected Executive Vice President of the Company upon the Eastern Acquisition October 1, 1996. The information for Mr. Rollins prior to that date is that of Eastern. The Company and Mr. Rollins have entered into an employment agreement effective October 1, 1996 and terminating December 31, 1998 providing for an annual salary of $125,000, additional performance-based bonuses and warrants to purchase up to 125,000 shares of the Common Stock at $1.00 per share. A $500 monthly car allowance and family medical coverage premiums are paid on his behalf by the Company.

         (4) Mr. Brock has served Senior Vice President and Chief Financial Officer since March 6, 1997. He has served as Treasurer since September 13, 1994, from which date he also served as Vice President and Acting Chief Financial Officer.

         (5) Mr. Koenig served as a Vice President of the Company from September 13, 1994 until his resignation effective February 21, 1997.

         (6) Ms. Fox served as an Executive Vice President of the Company from September 13, 1994 until September 5, 1996.

         (7) Mr. Stanley was elected a Vice President of the Company effective November 8, 1996 and Senior Vice President, effective March 6, 1997.

In 1994, prior to the acquisition of NorthCorp, each Director who was not an employee of NorthCorp's parent company was paid $1,000 plus expenses for each meeting of the Board of Directors and $500 for each committee meeting such director attended.

For 1994 following the acquisition of NorthCorp, and in 1995 and 1996, each Director who was not an employee of the Company was paid an annual retainer of $12,000, payable quarterly; $500 for each meeting of the

Board of Directors and $500 for each committee meeting such Director attended, plus expenses.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------------------------------------------------------------
MANAGEMENT
----------

The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 7, 1997 by: (i) each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock; (ii) each current Director of the Company; (iii) the Chief Executive Officer and each other person listed in the Summary Compensation Table (iv) all directors and officers of the Company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder.

                              Beneficial Ownership
                              --------------------

                                     Number of Shares         Approximate
                                      of Common Stock           Percent
                                      ---------------           of Class
                                                                --------

Ronald E. Roark (1)(2)(3)(4)               4,229,300             43.0%
Harbert Equity Fund I,
 L.L.C. (4)                                1,000,000             10.2%
Asdale Limited (5)                           976,524              9.9%
The Gordon V. and Helen
 C. Smith Foundation (6)                     538,677              5.5%
John Everets (7)                              ---                 ---
Gordon V. Smith (6)(8)                       538,677              5.5%
Raymond J. Harbert (4)(9)                  1,000,000             10.2%
Michael D. Luce (4)(9)                     1,000,000             10.2%
Louis J. Castelli (2)                         ---                 ---
Jay N. Rollins (1)                            26,700               .3%
Richard A. Brock (1)                          ---                 ---
Craig Koenig (10)                              1,250              n/m
Tacie J. Fox (11)                             33,000               .3%
William R. Stanley (11)                          450              n/m
All directors and executive
officers as a group
(12 persons)                               5,773,327              58.8%


(1)      Mailing address is c/o the Company, 1251 Dublin Road, Columbus, Ohio
         43215.

(2) Tucker holds 4,207,500 shares of the Common Stock. Until January 27, 1997, Mr. Roark held an 80% ownership interest in Tucker and Mr. Castelli held a 20% ownership interest. On that date, Messrs.

         Roark and Castelli entered into a securities purchase agreement whereby Mr. Roark agreed to purchase Mr. Castelli's remaining ownership interest in Tucker for a total of $400,000: $150,000 was paid at closing; the remainder is due in four equal annual instllments of $62,500, payable on or before September 1, 1997, 1998, 1999 and 2000, respectively. Tucker has pledged 521,728 shares of the Common Stock to secure the remaining obligations under this agreement.

(3) Includes (a) 4,207,500 shares held by Tucker, (b) 4,600 shares held by his wife and (c) 17,200 shares held by Trident Air Services, Inc., of which Mr. Roark is president.

(4) The mailing address for Harbert Equity Fund I, L.L.C. ("Harbert Fund") is c/o Harbert Management Corporation, One Riverchase Parkway South, Birmingham, Alabama 35244. The Harbert Fund has entered into a Stock Purchase Agreement ("SPA") with the Company whereby the Harbert Fund purchased one million shares of the Common Stock for a price of one million dollars and may invest up to an additional $4 million (See Item 6 - Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources). Pursuant to the agreement, Messrs. Harbert and Luce have been elected to the Company's Board of Directors. The Company and the Harbert Fund have entered into a registration rights agreement with respect to the Common Stock acquired by the Harbert Fund pursuant to the SPA granting the Harbert Fund one demand registration and up to three incidental registrations. Mr. Roark, Tucker and the Harbert Fund have entered into a voting agreement whereby, for a period of up to five years as set forth ing the SPA, Mr. Roark and Tucker agree to vote their shares of the Common Stock for such nominees for election as a Director of the Company as the Harbert Fund is entitled to desiginate for nomination pursuant to the SPA and the Harbert Fund agrees to vote all shares of the Common Stock benefically owned by it for the election of Mr. Roark as a director of the Company.

(5)      Mailing address is 44 Lowndes Street, London SW1X 9HX, England.

(6)      The mailing address for The Gordon V. and Helen C. Smith
         Foundation ("Smith Foundation") is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102.

(7) The mailing address for Mr. Everets is c/o HPSC, Inc., 60 State Street, 35th Floor, Boston, Massachusetts 02109.

(8) Mr. Smith, as President of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(9) Messrs. Harbert and Luce, as executive officers of Harbert Management Corporation, Manager of Harbert Fund, may be deemed the beneficial owners of such shares. Messrs. Harbert and Luce disclaim such beneficial ownership.

(10) The mailing address for Mr. Koenig is 600 E. Las Colinas Blvd., No. 1900, Irving, Texas 75039.

(11)     The mailing address for Ms. Fox is 1703 Surrey Lane NW,
         Washington, DC 20007.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

During 1996 and 1995, the Company performed servicing, consulting and accounting services for various companies affiliated with Mr. Roark. The Company generated revenues of approximately $86,000 in 1996 and $88,000 in 1995 from these services.

During 1996, the Company paid approximately $28,000 to affiliates of Mr. Roark for miscellaneous services.

ITEM 13. - EXHIBITS, LIST AND REPORTS ON FORM 8-K
-------------------------------------------------

a)  The following exhibits are filed as part of this report:

Exhibit                                                  Method
Number             Exhibit                               of Filing
------             -------                               ---------

3.3                Restated Certificate of               Incorporated by
                   Incorporation                         reference to Crown NorthCorp,
                                                         Inc. Form 8-K filed June
                                                         6, 1995.

3.4                Bylaws                                Incorporated by reference to
                                                         Crown NorthCorp, Inc. Form 10-
                                                         KSB filed March 29, 1996.

4.1            Certificate of Designation for            Incorporated by reference
               Series A Convertible Preferred            to Crown NorthCorp, Inc. Form
               Stock, par value $.01 per share,          10-QSB filed November 14,
               Of Crown NorthCorp, Inc.                  1996.





4.2            Certificate of Designation for                 Incorporated by reference
               Series B Preferred Stock, par                  to Crown NorthCorp, Inc. Form
               value $.01 per share, of Crown                 8-K filed January 24, 1997.
               NorthCorp, Inc.

4.3            Certificate of Designation for                 Incorporated by reference
               Series C Convertible Preferred                 to Crown NorthCorp, Inc. Form
               Stock, par value $.01 per share,               8-K filed January 24, 1997.
               of Crown NorthCorp, Inc.

10.37          Stock Purchase Agreement dated                 Incorporated by reference
               as of July 31, 1996 by and among               to Crown NorthCorp, Inc. Form
               Crown NorthCorp, Inc., Tucker                  10-QSB filed August 14, 1996.
               Holding Company, Ltd., CSW
               Acquisition Corp and Bradley S.
               Weiss

10.38          Form of Registration Rights                    Incorporated by reference
               Agreement between Crown NorthCorp,             to Crown NorthCorp, Inc. Form
               Inc. and various parties dated                 10-QSB filed August 14, 1996.
               July 30, 1996.

10.39          Stock Purchase Agreement dated                 Incorporated by reference
               as of October 1, 1996 by and                   to Crown NorthCorp, Inc. Form
               among Crown NorthCorp, Inc., CNC               10-QSB filed November 14,
               Holding Corp., Miller and Smith                1996.
               Holding, Inc., Gordon V. Smith,
               Alvin D. Hall, Spencer R.
               Stouffer, Richard J. North,
               Jay N. Rollins, Charles F. Stuart,
               Jr., Eastern Realty Corporation,
               Eastern Baltimore, Inc., and
               Eastern Realty, L.L.C.

10.40          Form of Registration Rights                    Incorporated by reference
               Agreement, dated as of October 1,              to Crown NorthCorp, Inc. Form
               1996 among Crown NorthCorp,                    10-QSB filed November 14, 1996
               Inc. and Miller and Smith
               Holding, Inc., Gordon V. Smith,
               Alvin D. Hall, Spencer R.
               Stouffer, Richard J. North,
               Jay N. Rollins and Charles F.
               Stuart, Jr.


10.41          Form of Warrant, dated October 1,              Incorporated by reference to
               1996 to purchase the common stock              Crown NorthCorp, Inc. Form
               of Crown NorthCorp, Inc.                       10-QSB filed November 14, 1996

10.42          Settlement and Release Agree-                  Incorporated by reference to
               ment effective as of November 22,              Crown NorthCorp, Inc. Form
               1996 by and between the Federal                8-K filed December 16, 1996.
               Deposit Insurance Corporation
               (acting in various capacities
               itemized in the Agreement) and
               Crown Revenue Services Inc.

10.43          Settlement and Release Agreement               Incorporated by reference to
               effective as of November 15,                   Crown NorthCorp, Inc. Form
               1996 by and among the Federal                  8-K filed December 16, 1996.
               Deposit Insurance Corporation
               (acting in various capacities
               itemized in the Agreement),
               Greenthal/Harlan Realty Services,
               Co. and Crown Revenue Services,
               Inc.

10.44          Settlement and Distribution                    Incorporated by reference
               Agreement by and among Crown                   to Crown NorthCorp, Inc. Form
               Revenue Services, Inc. Culloden                8-K filed December 16, 1996.
               of Ohio, Inc. and REE, Inc.
               entered into as of November 30,
               1996

10.45          Employment Agreement between                   Filed herewith
               Crown NorthCorp, Inc. and Jay
               N. Rollins

21.2           Subsidiaries of Crown NorthCorp,               Filed herewith
               Inc.

b) Reports on Form 8-K
   -------------------

         On December 16, 1996, the Company filed a Current Report on Form 8-K reporting that, effective November 30, 1996, reporting a settlement with the Federal Deposit Insurance Corporation and a distribution of retainage revenues under asset management and disposition contracts of Crown Revenue Services, Inc.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Crown NorthCorp, Inc.


Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Ronald E. Roark
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Ronald E. Roark
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Richard A. Brock
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Raymond L. Druseikis
                                             Controller
                                             (Principal Accounting Officer)

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             John Everets
                                             Director

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Gordon V. Smith
                                             Director

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Raymond J. Harbert


                                       S-1
                                   (Go to S-2)

Date:         3/31/97                    By: /s/
            ------------                     ------------------------------
                                             Michael D. Luce
                                             Director