Form 10QSB
period 1997-03-31
CROWN NORTHCORP INC
filed 1997-05-14
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the quarterly period ended: March 31, 1997
                                                ----------------
                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For transition period from          to
                                             --------    ----------

                          Commission File No.: 0-22936
                                              ---------

                             Crown NorthCorp, Inc.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    22-3172740
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                   1251 Dublin Road, Columbus, Ohio       43215
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 488-1169
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___  No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of April 30, 1997, the issuer had 9,776,703 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes ___  No _X_

                             CROWN NORTHCORP, INC.

                                  FORM 10-QSB
                     QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

                           PART I.                                   PAGES
                                                                     -----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of March 31, 1997... I-1

        Condensed Consolidated Statements of Operations for the
        three months ended March 31, 1997 and 1996.................. I-2

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996.................. I-3 to I-4

        Notes to Consolidated Financial Statements-
        March 31, 1997 and 1996..................................... I-5 to I-7

Item 2. Management's Discussion and Analysis or Plan of
        Operation................................................... I-7 to I-12

                           PART II.

Item 1. Legal Proceedings........................................... II-1

Item 2. Changes in Securities....................................... II-1

Item 3. Defaults Upon Senior Securities............................. II-1

Item 4. Submission of Matters to a Vote of Security Holders......... II-1

Item 5. Other Information........................................... II-1

Item 6. Exhibits and Reports on Form 8-K............................ II-1

        (a)      Exhibits .......................................... II-1 to II-3

        (b)      Reports on Form 8-K................................ II-3

Signature........................................................... II-4

Exhibit Index....................................................... II-5 to II-7

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1997

-------------------------------------------------------------------------------------------------------------
ASSETS                                                                                              UNAUDITED
                                                                                                    ---------
CURRENT ASSETS:
 Cash and cash equivalents                                                                        $   737,940
 Trade accounts receivable-net of allowance of $20,000                                                976,573
 Income tax refund receivable                                                                       1,317,479
 Prepaid expenses and other                                                                            93,157
                                                                                                  -----------
          Total current assets                                                                      3,125,149
                                                                                                  -----------

PROPERTY AND EQUIPMENT-Net                                                                          1,989,150

RESTRICTED CASH                                                                                     5,080,732

GOODWILL - net of accumulated amortization of $280,488                                                582,293

OTHER ASSETS                                                                                        1,311,201
                                                                                                  -----------

TOTAL                                                                                             $12,088,525
                                                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations                                                         $ 1,269,590
 Accounts payable and accrued expenses                                                                776,319
                                                                                                  -----------
       Total current liabilities                                                                    2,045,909
                                                                                                  -----------
LONG-TERM OBLIGATIONS:
 Notes and bonds payable                                                                            3,618,675
 Loan loss reserve                                                                                  1,621,484
                                                                                                  -----------
        Total long term obligations                                                                 5,240,159
                                                                                                  -----------

SERIES B REDEEMABLE PREFERRED STOCK                                                                 2,000,000

SHAREHOLDERS' EQUITY:
 Common Stock                                                                                          98,270
 Convertible Preferred Stock:
   Series A (liquidation preference- $450,000 plus unpaid dividends)                                        5
   Series C (liquidation preference- $500,000)                                                              5
 Additional paid-in capital                                                                         4,237,689
 Retained earnings (accumulated deficit)                                                           (1,516,775)
 Treasury stock, at cost                                                                              (16,737)
                                                                                                  -----------
      Total shareholders' equity                                                                    2,802,457
                                                                                                  -----------

TOTAL                                                                                             $12,088,525
                                                                                                  ===========

See notes to consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                 UNAUDITED
                                                                                                 ---------
                                                                                          1997                1996
                                                                                          ----                ----
REVENUES:
  Management fees                                                                    $ 1,188,048          $1,742,527
  Disposition and bonus fees                                                             174,139             780,036
  Incentive fees and other                                                               317,524           1,217,976
                                                                                     -----------          ----------
      Total revenues                                                                   1,679,711           3,740,539
                                                                                     -----------          ----------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                                            1,730,671           2,775,503
  Occupancy, insurance and other                                                         627,749             747,903
  Amortization and depreciation                                                          118,960             341,150
                                                                                     -----------          ----------
      Total operating and administrative expenses                                      2,477,380           3,864,556
                                                                                     -----------          ----------

LOSS FROM OPERATIONS                                                                    (797,669)           (124,017)

OTHER EXPENSES (INCOME):
  Employment contract settlement and other                                               206,563             (14,768)
  Interest                                                                                78,170              27,167
                                                                                     -----------          ----------
      Total other expenses                                                               284,733              12,399
                                                                                     -----------          ----------

LOSS BEFORE INCOME TAXES                                                              (1,082,402)           (136,416)

INCOME TAX BENEFIT                                                                      (182,563)            (31,366)
                                                                                     -----------          ----------

NET LOSS                                                                             $  (899,839)         $ (105,050)
                                                                                     -----------          ----------

LOSS PER SHARE                                                                       $     (0.10)         $    (0.01)
                                                                                     -----------          ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                    9,054,481           8,199,779
                                                                                     ===========          ==========


See notes to consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------
                                                                                                        UNAUDITED
                                                                                                        ---------
                                                                                                 1997               1996
                                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $  (899,839)       $  (105,050)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Amortization and depreciation                                                               118,960            341,150
    Other - net                                                                                 (39,965)            24,907
    Change in operating assets and liabilities - net of effects from acquisition of subsidiaries:
       Accounts receivable                                                                      275,420          2,664,578
       Prepaid expenses and other assets                                                        (45,518)            47,291
       Accounts payable and accrued expenses                                                    129,093         (2,413,628)
                                                                                            -----------        -----------
            Net cash provided (used) by operating activities                                   (461,849)           559,248
                                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                            (49,735)          (125,988)
  Corporate acquisitions                                                                        274,431
  Distributions to minority interest                                                                              (326,599)
  Other                                                                                        (241,991)          (151,000)
                                                                                            -----------        -----------
            Net cash provided by (used) in investing activities                                 (17,295)          (603,587)
                                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock-net                                                   954,569
   Proceeds from notes payable                                                                1,700,000          1,500,000
   Principal payments on notes and bonds payable                                             (1,971,173)          (980,000)
   Other                                                                                        (53,392)           (16,308)
                                                                                            -----------        -----------
            Net cash provided by financing activities                                           630,004            503,692
                                                                                            -----------        -----------

NET INCREASE IN CASH DURING THE QUARTER                                                         150,860            459,353

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE  QUARTER                                          587,080            275,538
                                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF THE  QUARTER                                            $   737,940        $   734,891
                                                                                            ===========        ===========


See notes to consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                    UNAUDITED
                                                                                    ---------
                                                                              1997               1996
                                                                              ----               ----
SUPPLEMENTAL INFORMATION

Cash paid for interest                                                    $   69,729          $   62,759
                                                                          ==========          ==========
Cash paid for income taxes                                                $        -          $1,546,422
                                                                          ==========          ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
 Accounts receivable - trade                                              $   16,983
 Restricted cash                                                           1,358,735
 Other assets                                                                591,137
 Loan loss reserve                                                          (360,000)
                                                                          ----------

     Net assets acquired, net of acquired cash                            $1,606,855

 Amount financed - debt                                                    1,881,286
                                                                          ----------

     Net cash (acquired in) paid for corporate acquisitions               $ (274,431)
                                                                          ==========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

1.       General and Basis of Presentation

         The accompanying unaudited consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

         The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of operating results.

         The consolidated financial statements of the Company include the accounts of Crown NorthCorp, Inc. and its majority owned subsidiaries.

2.       Acquisitions

         In January 1997, the Company acquired the stock of Reinlein/Lieser/McGee Holding Corporation and R/L/M Employee Benefit Corporation (collectively "R/L/M") for approximately $1,129,000. Two hundred thousand dollars of this amount has been placed in escrow and is recoverable by the Company if subsequent R/L/M losses exceed a stipulated amount. The acquisition was accounted for using the purchase method of accounting, and the excess purchase price over net identifiable assets acquired, approximately $240,000, was allocated to goodwill and will be amortized over ten years. The acquisition was financed primarily through two bank loans which call for scheduled monthly payments of principal and interest through February 1, 2002.

3.       Property & Equipment

         Property and equipment consists of the following at March 31, 1997:

         Land                                             $  271,845
         Building and improvements                         1,132,473
         Furniture and equipment                           1,846,048
                                                          ----------
                  Total property and equipment            $3,150,366
         Less accumulated depreciation                     1,161,216
                                                          ----------

         Property and equipment - net                     $1,989,150
                                                          ==========


4.       Stockholders' Equity

         In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund")providing for a significant minority ownership interest in the Company of up to approximately 30% of the common stock of the Company, par value $.01 per share (the "Common Stock"). Under the terms of the SPA, the Company sold one million shares of Common Stock to the Harbert Fund for a price of $1 million dollars. During the twelve months following the initial investment, the Harbert Fund may invest up to $2 million to assist with strategic acquisitions, with an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. In any of these additional investments, the Harbert Fund would receive Common Stock at a rate of one share for each $1.05 investment.

5.       Income Tax Benefit

         The income tax benefit of $182,563 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision was made for the net loss at March 31, 1997.

6.       Employment Contract Settlement

         The employment contract settlement of $206,563 reflects a non-recurring charge for the lump-sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

7.       Contingencies

         The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Company derives its primary revenues from financial services provided under contracts or agreements to provide primary and special loan servicing, asset management and disposition, asset securitization and land management contracts or agreements for clients or partners. Under these arrangements, the Company manages and disposes of real estate and loan assets, services individual loans and loan portfolios, manages tax-exempt bond financings, coordinates the development of real estate, administers receiverships and manages various corporate and partnership interests throughout the United States. Recently, the Company has expanded its services to include the origination of mortgage loans. The Company has utilized strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management continues to pursue such acquisitions and alliances.

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

BUSINESS OUTLOOK

Prior to 1996, the Company derived most of its revenues from public-sector contracts, primarily with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). Business from these agencies declined substantially in recent years as issues related to the massive failures of banks and thrifts were resolved and, during 1996, the Company concluded work under its remaining FDIC and RTC contracts. Only matters of retainage with respect to certain of the contracts remain open. While revenues from public-sector contracts were approximately 60% of total revenues during the first quarter of 1996, the public-sector assets under management, as a percentage of the gross contract value of all assets under management, was 7.5% at March 31, 1996. The Company does not believe that public-sector contracts will be a primary source of revenue in the foreseeable future. Therefore, as public-sector contracts have expired or reduced in size, management has reduced staff, consolidated offices and otherwise restructured operations to more competitively pursue other opportunities. During the first quarter of 1997, the Company continued the restructuring of its operations by consolidating and realigning several management positions to place itself in a better competitive position in the markets in which it operates.

Currently, the Company operates under contracts with various clients including investment banking firms, partnerships and the Federal Home Loan Mortgage Corporation. At March 31, 1997, the assets under management pursuant to these contracts had an aggregate gross contract value of $1,176 million, as compared to $882 million of assets under management at March 31, 1996. Assets are added to most of these contracts by addenda, each with its own compensation structure. During the first quarter of 1997, assets with an aggregate book value of $55 million were added to the contract with Freddie Mac to provide loss mitigation and loan workout services. Management believes that, to operate profitably, the Company must continue to significantly expand and develop the revenues it derives from these contracts and arrangements.

While the gross contract value of assets under management has increased, the Company's revenues for the first quarter of 1997 declined from the same period in 1996. The private-sector contracts provide for generally lower ongoing management fees than did the expired public-sector contracts. While these present contracts offer greater opportunities for additional, incentive-based compensation at the end of an engagement, the lower ongoing fees have been a material factor in the decline in the Company's revenue. Management is concentrating the Company's financial and human resources efforts to increase the Company's revenues through the expansion of its core asset management, disposition and servicing businesses and the development of new, related businesses.

The Company's principal investment banking client has advised the Company that it intends to place into a securitized transaction substantially all of the assets it has under the Company's management. Such a transaction may cause the Company's management fees to further decline. There can be no assurance that such a transaction will occur or at what time, if at all.

The Company continues to pursue strategic acquisitions of entities and portfolios to expand its core servicing and asset management and disposition businesses and to continue to develop its loan origination capability. Management continues to pursue the acquisition of asset servicing rights, which acquisitions the Company can generally accomplish at relatively modest incremental costs. The Eastern Realty Company acquisition in October 1996 brought to the Company additional capabilities in asset management, real estate development and structured financings. The Company has also begun, through the acquisitions of Merchants Mortgage Company in December 1996 and R/L/M in January 1997, new loan servicing and mortgage banking relationships with the Federal National Mortgage Association. The Company intends to aggressively pursue commercial loan originations through a redeployment of staff and through acquisitions and correspondent relationships. In Europe, the Company continues to pursue opportunities to acquire overseas asset portfolios and operating entities. Management anticipates that additional acquisition opportunities will arise as a result of ongoing consolidations in the industries in which the Company operates.

Until the Company can expand its revenue base, management anticipates that operating losses will continue, albeit at a lesser rate than during 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Total revenues decreased $2.0 million to $1.7 million for the first quarter of 1997 from $3.7 million for the first quarter of 1996. As previously discussed, the decrease in revenue is caused by the expiration of public-sector contracts and the replacement with lower-fee, private-sector contracts in 1997. For the first quarter of 1997, the Company had generally no public-sector contract revenue, compared to approximately $2.0 million for the comparable period of 1996. Management expects public-sector contract revenue to not be a material percentage of the Company's total revenue in the foreseeable future.

Management fees are recorded as services required under the contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues decreased $554,479 to $1,188,048 for the first quarter of 1997 from $1,742,527 for the first quarter of 1996. The decrease in generally all components of management fee revenues for the first quarter of 1997 versus the first quarter of 1996 reflects the expiration of public-sector contracts at the end of 1995. Although the gross contract value of private-sector contracts increased, the contracts are at generally lower fees than those in the public sector.

Disposition and bonus fees, less retainages, are recorded as revenue when the disposition of an asset has been consummated and the gross proceeds from the disposition have been received by the asset owner. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Bonus fees are earned and recorded if cumulative net proceeds exceed contract thresholds within a specified period of time. Disposition and bonus fee revenues decreased $605,897 to $174,139 for the first quarter of 1997 from $780,036 for the first quarter of 1996. The expiration of RTC contracts and the reduction in disposition activity of FDIC contracts primarily resulted in the decrease in 1997.

Contracts provide for incentive fees if the Company achieves in excess of thresholds established in the contracts. Other revenues consist of fees for accounting, asset management and consulting services, interest income and equity in earnings of partnerships and joint ventures. Incentive fee and other revenues decreased $900,452 to $317,524 for the first quarter of 1997 from $1,217,976 for the first quarter of 1996. As with management and other fees, the decrease was primarily due to certain public-sector contract thresholds being settled in 1996, while the incentive levels on the more recent private-sector contracts generally will not be realized until their completion.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $1,044,832, or 38%, to $1,730,671 for the first quarter of 1997 from $2,775,503 for the first quarter of 1996. The decreases were primarily caused by operational restructuring as a result of the expiration of the Company's public-sector contracts and the disposition of the Company's controlling interest in CSW Associates, Inc. ("CSW") in July 1996. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other expenses decreased $120,164 or 16%, to $627,749 for the first quarter of 1997 from $747,903 for the first quarter of 1996. In July 1996, with the disposition of CSW, the Company closed its Miami, Florida office. Other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

Amortization and depreciation expenses reflect the amortization of the excess of cost over net assets of companies acquired through the Company's acquisition program and the depreciation of the Company's fixed assets. Amortization and depreciation decreased $222,190 to $118,960 for the first quarter of 1997 from $341,150 for the first quarter of 1996. The decrease in amortization and depreciation expenses for the first quarter of 1997 primarily reflects the impact of writing off approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries during 1996.

The employment contract settlement of $206,563 in the first quarter of 1997 reflects a non-recurring charge representing the lump-sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

Interest expense increased $51,003 to $78,170 for the first quarter of 1997 from $27,167 for the first quarter of 1996, from debt incurred for the R/L/M acquisition.

The income tax benefit of $182,563 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision has been made for the net loss as of March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased $150,860 to $737,940 at March 31, 1997 from $587,080 at December 31, 1996. The Company had aggregate bank credit facilities of $875,000, of which $750,000 was outstanding at March 31, 1997.

In April 1997, the Company repaid bank borrowings of $950,000 outstanding at March 31, 1997 with a portion of the funds from the collection of the federal tax refund due the Company for the year ending December 31, 1996. Also, in April 1997, the Company obtained a new bank letter of credit to secure its obligations under a Six Month Adjustable Rate Industrial Revenue Bond for a building which serves as the Company's headquarters. The Company is in compliance with all covenants of the letter of credit.

In March 1997, the Company entered into the SPA with the Harbert Fund providing for a significant minority ownership interest in the Company of up to approximately 30% of the Common Stock. Under the terms of this agreement, the Company sold one million shares of Common Stock to the Harbert Fund for a price of $1 million dollars. During the twelve months following the initial investment, the Harbert Fund may invest up to $2 million to assist with strategic acquisitions, with an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. In any of these additions investments, the Harbert Fund would receive Common Stock at a purchase price of $1.05 per share.

The Company expects to fund current operations with cash provided by operations and from proceeds provided from private investment capital infusions. Management anticipates that its cash flows will improve during the year with the receipt of contract retainage from the FDIC, as successor to the RTC. Retainage will be primarily used to retire short-term debt. Additionally, while the Company continues its efforts to reduce operating expenses, it will be necessary to develop new sources of revenue to eliminate operating deficits, alternative funding sources to fund those deficits or additional plans to manage revenue losses. If the Company cannot expand its revenue base or secure new means of financing its operations, its working capital position and ability to operate will deteriorate significantly.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows from operating activities changed to a use of cash of $461,849 for the first quarter of 1997 from a source of funds of $559,248 for the first quarter of 1996. The change was primarily caused by the increased net loss incurred in the first quarter of 1997 resulting from the expiration of public-sector contracts and related reduction in contract revenues. The cash used by operating activities as a result of the greater net loss was partially offset by the net change in working capital components. Working capital component changes for the quarter generally reflect the realization of contract receivables and increases in current liabilities.

Cash flows used in investing activities decreased to $17,295 for the first quarter of 1997, from $603,587 for the first quarter of 1996. The change was primarily caused by the elimination of distributions to minority interest holders due to the sale of CSW, an increase in cash acquired from corporate acquisitions and a reduction in property and equipment purchases.

Cash flows from financing activities increased to $630,004 for the first quarter of 1997 from $503,692 for the first quarter of 1996. The increase was attributable to proceeds from the issuance of Common Stock to the Harbert Fund, which was partially offset by net principal repayments on the Company's debt.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

Effective March 7, 1997, pursuant to the SPA entered into with the Harbert Fund, the Company issued 1,000,000 shares of Common Stock in exchange for $1 million cash. The Common Stock was sold to the Harbert Fund without registration pursuant to exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based on the accreditation of the purchaser and the size of the offering, among other things.

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

Effective April 22, 1997, Harold E. Cooke joined the Company as President and Chief Operating Officer. Mr. Cooke comes to the Company from the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation, where he was senior vice president in its Real Estate Group.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Numbers
-------
10.46      Stock Purchase Agreement dated December 31, 1996 by and among
           Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City
           Corporation.

10.47 Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City
           Corporation.

10.48      Stock Purchase Agreement dated May 22, 1996 by and among Crown
           NorthCorp, Inc., CNC/DUS Newco, Inc., Reinlein/Lieser/McGee
           Holding Corporation, R/L/M Employee Benefit Corporation, Karl H.
           Reinlein, George F. Lieser and John R. McGee.

10.49 Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc.,
           Reinlein/Lieser/McGee Holding Corporation, R/L/M Employee Benefit
           Corporation, Karl H. Reinlein, George F. Lieser and John R. McGee.

10.50      Promissory note, dated January 10, 1997, by the Crown NorthCorp,
           Inc. in favor of The Fifth Third Bank of Columbus.

10.51      Cash security agreement, dated January 10, 1997, by the Crown
           NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.

10.52      Promissory note, dated January 10, 1997, by the Crown NorthCorp,
           Inc. in favor of The Fifth Third Bank of Columbus.

10.53 Non-cash collateral security agreement, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of
           Columbus.

10.54      Letter of credit demand note, dated January 10, 1997, by Crown
           NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.

10.55      LC Security Agreement, dated January 10, 1997, by Crown NorthCorp,
           Inc. in favor of The Fifth Third Bank of Columbus.

10.56      Registration Rights Agreement, dated December 30, 1996, between
           Crown NorthCorp, Inc. and Asdale Limited.

10.57      Stock Purchase Agreement dated March 7, 1997 by and between
           Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc.

10.58      Escrow Agreement dated March 7, 1997 by and among Harbert Equity
           Fund I, L.L.C., AmSouth Bank of Alabama and Crown NorthCorp, Inc.

10.59      Voting Agreement dated March 7, 1997 by and among Ronald E. Roark,
           Tucker Holding Company, Ltd. and Harbert Equity Fund I, L.L.C.

10.60      Registration Rights Agreement dated March 7, 1997 by and between
           Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc.

10.61 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.

10.62      Promissory note dated March 27, 1997 by Crown NorthCorp, Inc.
           in favor of The Fifth Third Bank of Columbus.

10.63      Security Agreement dated March 27, 1997 by Crown NorthCorp, Inc.
           in favor of The Fifth Third Bank of Columbus.

10.64 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.

10.65      Collateral assignment of 1996 federal income tax refund by Crown
           NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.

(b) Reports on Form 8-K

     On January 24, 1997, the Company filed a Current Report on Form 8-K reporting on the acquisition of Merchants Mortgage Corporation and Reinlein/Lieser/McGee and on the issuance of common stock to Asdale Limited.

     On March 25, 1997, the Company filed an amendment to a Current Report on Form 8-K/A filing the financial statements required by Regulation S-B with respect to the acquisition of Merchants Mortgage Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CROWN NORTHCORP, INC.

Dated: May __, 1997                  By: /s/ Richard A. Brock
                                        -----------------------
                                        Richard A. Brock
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer

                                     By: /s/ Ray L. Druseikis
                                        -----------------------
                                        Ray L. Druseikis
                                        Controller and Chief Accounting
                                        Officer

                               INDEX TO EXHIBITS

10.46             Stock Purchase Agreement dated December 31, 1996 by and among
                  Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City
                  Corporation. (1)

10.47             Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City
                  Corporation. (2)

10.48             Stock Purchase Agreement dated May 22, 1996 by and among Crown
                  NorthCorp, Inc., CNC/DUS Newco, Inc., Reinlein/Lieser/McGee
                  Holding Corporation, R/L/M Employee Benefit Corporation, Karl H.
                  Reinlein, George F. Lieser and John R. McGee. (3)

10.49             Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc.,
                  Reinlein/Lieser/McGee Holding Corporation, R/L/M Employee Benefit
                  Corporation, Karl H. Reinlein, George F. Lieser and John R. McGee. (4)

10.50             Promissory note, dated January 10, 1997, by the Crown NorthCorp,
                  Inc. in favor of The Fifth Third Bank of Columbus. (5)

10.51             Cash security agreement, dated January 10, 1997, by the Crown
                  NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus. (6)

10.52             Promissory note, dated January 10, 1997, by the Crown NorthCorp,
                  Inc. in favor of The Fifth Third Bank of Columbus. (7)

10.53 Non-cash collateral security agreement, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of
                  Columbus. (8)

10.54             Letter of credit demand note, dated January 10, 1997, by Crown
                  NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus. (9)

10.55             LC Security Agreement, dated January 10, 1997, by Crown NorthCorp,
                  Inc. in favor of The Fifth Third Bank of Columbus. (10)

10.56             Registration Rights Agreement, dated December 30, 1996, between
                  Crown NorthCorp, Inc. and Asdale Limited. (11)

10.57             Stock Purchase Agreement dated March 7, 1997 by and between
                  Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc. (12)

10.58             Escrow Agreement dated March 7, 1997 by and among Harbert Equity
                  Fund I, L.L.C., AmSouth Bank of Alabama and Crown NorthCorp, Inc. (12)

10.59             Voting Agreement dated March 7, 1997 by and among Ronald E. Roark,
                  Tucker Holding Company, Ltd. and Harbert Equity Fund I, L.L.C. (12)

10.60             Registration Rights Agreement dated March 7, 1997 by and between
                  Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc. (12)

10.61 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(12)

10.62             Promissory note dated March 27, 1997 by Crown NorthCorp, Inc.
                  in favor of The Fifth Third Bank of Columbus. (12)

10.63             Security Agreement dated March 27, 1997 by Crown NorthCorp, Inc.
                  in favor of The Fifth Third Bank of Columbus. (12)

10.64 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus. (12)

10.65             Collateral assignment of 1996 federal income tax refund by Crown
                  NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus. (12)

----------------------

         (1) Incorporated by reference to Exhibit 1 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (2) Incorporated by reference to Exhibit 2 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (3) Incorporated by reference to Exhibit 3 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (4) Incorporated by reference to Exhibit 4 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (5) Incorporated by reference to Exhibit 5 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (6) Incorporated by reference to Exhibit 6 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (7) Incorporated by reference to Exhibit 7 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (8) Incorporated by reference to Exhibit 8 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (9) Incorporated by reference to Exhibit 9 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (10) Incorporated by reference to Exhibit 10 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (11) Incorporated by reference to Exhibit 11 to the Company's current Report on Form 8-K dated December 30, 1996 (Commission
                  File No. 0-22936).

         (12)     Filed herewith.