Form 10QSB
period 1997-06-30
CROWN NORTHCORP INC
filed 1997-08-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For transition period from            to
                                         ----------    ----------

                          Commission File No.: 0-22936

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

                     1251 Dublin Road, Columbus, Ohio 43215
                     --------------------------------------
                    (Address of principal executive offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       As of June 30, 1997, the issuer had 10,344,749 shares of its common stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                                      ---    ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX

                     PART I - FINANCIAL INFORMATION.                                                                  PAGES
                                                                                                                      -----
Item 1.     Financial Statements (Unaudited)                                                                          1 - 4

            Condensed Consolidated Balance Sheets as of June 30, 1997
            and December 31, 1996                                                                                     1

            Condensed Consolidated Statements of Operations for the
            Second Quarter and six months ended June 30, 1997 and 1996                                                 2

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996                                                                   3 - 4

            Notes to Condensed Consolidated Financial Statements-
            June 30, 1997 and 1996                                                                                    5 - 7

Item 2.     Management's Discussion and Analysis or Plan of
            Operation                                                                                                 7 - 14

                     PART II - OTHER INFORMATION.

Item 1.     Legal Proceedings                                                                                         15

Item 2.     Changes in Securities                                                                                     15

Item 3.     Defaults Upon Senior Securities                                                                           15

Item 4.     Submission of Matters to a Vote of Security Holders                                                       16

Item 5.     Other Information                                                                                         16

Item 6.     Exhibits and Reports on Form 8-K                                                                          16

            (a)      Exhibits
            (b)      Reports on Form 8-K

Signature                                                                                                             17

Exhibit Index                                                                                                         18

                        PART I - FINANCIAL STATEMENTS
                    CROWN NORTHCORP, INC. AND SUBSIDIARIES

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                        JUNE 30,      DECEMBER 31,
ASSETS                                                                                    1997            1996
                                                                                          ----            -----
CURRENT ASSETS:
 Cash and cash equivalents                                                            $    210,041    $    587,080
 Trade accounts receivable-net of allowance of $50,000 in 1997 and $20,000 in 1996       1,567,294       1,235,010
 Income tax refund receivable                                                                            1,211,129
 Prepaid expenses and other                                                                197,170         153,989
                                                                                      ------------    ------------
          Total current assets                                                           1,974,505       3,187,208
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT-net                                                               1,935,087       2,007,642

RESTRICTED CASH                                                                          5,043,495       3,668,604

GOODWILL - net of accumulated amortization of $148,300 in 1997 and $262,665 in 1996        539,473         353,613

OTHER ASSETS                                                                             1,330,244         717,522
                                                                                      ------------    ------------

TOTAL                                                                                 $ 10,822,804    $  9,934,589
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations                                             $    775,590    $  1,097,458
 Accounts payable and accrued expenses                                                   1,497,058         647,226
                                                                                      ------------    ------------
       Total current liabilities                                                         2,272,648       1,744,684
                                                                                      ------------    ------------

LONG-TERM OBLIGATIONS:
 Notes and bonds payable                                                                 2,776,589       2,180,694
 Loan loss reserve                                                                       1,621,484       1,261,485
                                                                                      ------------    ------------
        Total long term obligations                                                      4,398,073       3,442,179
                                                                                      ------------    ------------

SERIES B REDEEMABLE PREFERRED STOCK                                                      2,000,000       2,000,000

SHAREHOLDERS' EQUITY:
 Common stock                                                                              103,950          88,269
 Convertible preferred stock:
   Series A (liquidation preference- $450,000 plus unpaid dividends)                                             5
   Series C (liquidation preference- $500,000)                                                   5               5
 Additional paid-in capital                                                              4,242,895       3,293,120
 Retained earnings (accumulated deficit)                                                (2,178,031)       (616,937)
 Treasury stock, at cost                                                                   (16,736)        (16,736)
                                                                                      ------------    ------------
      Total shareholders' equity                                                         2,152,083       2,747,726
                                                                                      ------------    ------------

TOTAL                                                                                 $ 10,822,804    $  9,934,589
                                                                                      ============    ============

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                           UNAUDITED
                                                                                           ---------
                                                                                        1997           1996
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(1,596,258)   $(1,179,875)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Amortization and depreciation                                                       236,639      1,667,050
    Other - net                                                                         158,083         71,347
    Change in working capital components - net of effects from acquisition of subsidiaries:
       Accounts receivable                                                              870,914      1,749,372
       Prepaid expenses and other assets                                                (44,120)       (32,431)
       Accounts payable and accrued expenses                                            853,013     (2,221,223)
                                                                                    -----------    -----------
            Net cash provided by operating activities                                   478,271         54,240
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (131,221)      (228,445)
  Corporate acquisitions                                                                274,431
  Investment in partnerships                                                           (137,500)
  Distributions to minority interest                                                                  (527,611)
  Other                                                                                 (30,878)      (186,000)
                                                                                    -----------    -----------
            Net cash used by investing activities                                       (25,168)      (942,056)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                        1,996,000      1,650,000
   Principal payments on notes and bonds payable                                     (3,603,259)      (730,000)
   Proceeds from issuance of common stock-net                                           950,609
   Other                                                                               (173,492)       (36,705)
                                                                                    -----------    -----------
            Net cash provided (used) by financing activities                           (830,142)       883,295
                                                                                    -----------    -----------

NET DECREASE IN CASH DURING THE PERIOD                                                 (377,039)        (4,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                      587,080        275,538
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF THE  PERIOD                                     $   210,041    $   271,017
                                                                                    ===========    ===========


See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                      UNAUDITED
                                                                      ---------
                                                                  1997           1996
                                                                  ----           ----
SUPPLEMENTAL INFORMATION

Cash paid for interest                                        $   161,276    $    99,483
                                                              ===========    ===========
Cash paid for income taxes                                    $        --    $ 1,565,475
                                                              ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
 Accounts receivable - trade                                  $    16,983
 Restricted cash                                                1,358,735
 Other assets                                                     591,137
 Loan loss reserve                                               (360,000)
                                                              -----------

     Net assets acquired, net of acquired cash                $ 1,606,855

 Amount financed - debt                                         1,881,286
                                                              -----------

     Net cash (acquired in) paid for corporate acquisitions   $  (274,431)
                                                              ===========

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                             SECOND QUARTER                SIX MONTHS
                                                             --------------                ----------
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
REVENUES:
  Management fees                                     $ 1,038,111    $ 1,563,485    $ 2,226,159    $ 3,306,012
  Disposition and bonus fees                            1,376,204        916,086      1,550,343      1,696,122
  Incentive fees and other                                450,694        251,379        768,216      1,469,355
                                                      -----------    -----------    -----------    -----------
      Total revenues                                    2,865,009      2,730,950      4,544,718      6,471,489
                                                      -----------    -----------    -----------    -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel expenses                                    2,005,713      2,355,600      3,735,965      5,131,103
  Occupancy, insurance and other expenses                 818,063        775,515      1,445,809      1,523,418
  Interest expense                                        119,819         66,451        197,989         93,618
  Amortization, depreciation, and loss on disposals        57,450        203,494        176,413        544,644
  Minority interest in loss of subsidiary                               (161,069)                     (175,837)
  Restructuring expense                                   570,000                       570,000
  Employment contract settlement                                                        206,983
  Asset impairment expense                                     --      1,170,000             --      1,170,000
                                                      -----------    -----------    -----------    -----------
      Total operating and administrative expenses       3,571,045      4,409,991      6,333,159      8,286,946
                                                      -----------    -----------    -----------    -----------

LOSS  BEFORE INCOME TAXES                                (706,036)    (1,679,041)    (1,788,441)    (1,815,457)

INCOME TAX BENEFIT                                         (9,620)      (604,216)      (192,183)      (635,582)
                                                      -----------    -----------    -----------    -----------

NET  LOSS                                             $  (696,416)   $(1,074,825)   $(1,596,258)   $(1,179,875)
                                                      ===========    ===========    ===========    ===========

LOSS PER SHARE                                        $     (0.07)   $     (0.13)   $     (0.17)   $     (0.14)
                                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                     9,914,033      8,199,779      9,486,631      8,199,779
                                                      ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


1.       General and Basis of Presentation
         ---------------------------------

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

2.       Restructuring
         -------------

         During the second quarter of 1997, management began implementing a restructuring plan for the Company's operations which, among other items, will encompass consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $570,000, all of which have been recorded in the second quarter of 1997. Management expects to complete the restructuring plan over the second half of 1997. The Company intends to use available cash to fund these expenditures.

3.       Acquisitions
         ------------

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

4.       Property & Equipment
         --------------------

         Property and equipment consists of the following at June 30, 1997 and December 31, 1996:

                                                     1997                   1996
                                                     ----                   ----
         Land                                  $  271,845             $  271,845
         Building and improvements              1,137,112              1,132,473
         Furniture and equipment                1,364,734              1,696,313
                                               ----------             ----------
         Total property and equipment           2,773,691              3,100,631
         Less accumulated depreciation            838,604              1,092,989
                                               ----------             ----------
         Property and equipment-net            $1,935,087             $2,007,642
                                               ==========             ==========

5.       Stockholders' Equity
         --------------------

         In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") providing for a significant minority ownership interest in the Company of up to approximately 30% of the common stock of the Company, par value $.01 per share (the "Common Stock"). Under the terms of the SPA, the Company sold one million shares of Common Stock to the Harbert Fund for a price of $1 million dollars. During the twelve months following the initial investment, the Harbert Fund may invest up to $2 million to assist with strategic acquisitions, with an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. In any of these additional investments, the Harbert Fund would receive Common Stock at a rate of one share for each $1.05 investment.

         In June 1997, all of the 450 outstanding shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") were converted into 560,135 newly issued shares of the Common Stock. Additionally, 7,911 newly issued shares of the Common Stock were issued as payment for the cumulative dividend due on the Series A Preferred.

         In April 1997, a grant of warrants to acquire 100,000 shares of the Common Stock was made by the Company to an officer under the terms of an employment contract.

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which will require the retroactive adoption in the Company's 1997 fiscal year. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Due to the Company's net losses in the second quarter and six months ended June 30, 1997 and 1996, SFAS No.128 had no impact on the Company's earnings per share for such periods.

6.       Income Tax Benefit
         ------------------

         The income tax benefit of $192,183 for the six months ended June 30, 1997 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision was made for the net losses for the second quarter and six months ended June 30, 1997.

7.       Employment Contract Settlement
         ------------------------------

         The employment contract settlement of $206,983 reflects a non-recurring charge for the lump-sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

8.       Contingencies
         -------------

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------

GENERAL

The Company has historically derived its primary revenues from financial services provided under contracts or agreements to provide primary and special loan servicing, asset management and disposition, asset securitization and land management for clients or partners. Under these arrangements, the Company manages and disposes of real estate and loan assets, services individual loans and loan portfolios, manages tax-exempt bond financings and manages various corporate and partnership interests throughout the United States. The Company is repositioning these business lines to both grow its existing businesses and pursue new, related activities such as loan origination and securitization and fund management. The Company utilizes strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management is actively pursuing additional acquisitions and alliances.

FORWARD LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, the Company's efforts to complete acquisitions and strategic alliances or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; pending acquisitions and pending alliances; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

BUSINESS OUTLOOK

The Company has adopted a strategic business plan designed to streamline the Company's operations, complete the repositioning of its core businesses and grow both the Company's existing businesses and to engage in new, related activities. Implementation of this plan represents the culmination of the Company's efforts to transform the Company from its historic roots as an asset management contractor into a vertically integrated financial services firm.

The strategic plan calls for Crown to reorganize into five business units:
Mortgage Loan Origination and Securitization, Loan Servicing and Information Technology, Third Party Asset Management, Fund Management and European Activities. The plan also calls for each of these units to use the combined resources of the Company to expand and diversify the Company through internal growth, acquisitions and strategic alliance. Also, pursuant to the plan, Crown is exiting non-core businesses. As part of this process, on June 30, 1997 the Company sold all of the stock of Prime Tempus, Inc., which serviced insurance company receiverships, to an officer of that former subsidiary. Also on that date, the Company disbanded its operations which performed residential loan loss mitigation services for the Federal Home Loan Mortgage Corporation. During the second half of 1997, the Company will take additional steps to restructure its operations. Accordingly, the Company's financial results reflect a provision of $570,000 for the charges associated with restructuring.

Prior to 1996, the Company derived most of its revenues from public-sector contracts, primarily with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). Business from these agencies declined substantially in recent years as issues related to the massive failures of banks and thrifts were resolved. As these contracts have expired or reduced in size, management has reduced staff, consolidated offices and otherwise restructured operations to more competitively pursue other opportunities. In June 1997, the Company and the FDIC, as successor to the RTC, entered into a settlement agreement resolving all remaining issues pertaining to these contracts. Including this settlement, the percentage of revenues derived from public-sector contracts for the six month period in 1997 was 24% of total revenues compared to 65% for the comparable period in 1996. The Company, however, currently does not have any public-sector contracts and does not believe that such contracts will be a primary source of revenue in the foreseeable future.

Currently, the Company operates under contracts with various clients including investment banking firms and partnerships. Generally, these private-sector contracts provide for lower ongoing management fees than did the expired public-sector contracts. While these current contracts offer greater opportunities for additional, incentive-based compensation at the end of an engagement, the lower ongoing fees have been a material factor in the decline in the Company's revenue in recent periods. The Company's principal investment banking client has placed into a securitized transaction a large number of the assets it had under the Company's management. The Company and the client have settled compensation issues related to this transaction. Additionally, the Company anticipates it will enter into subservicing agreements with respect to the assets involved.

The Company continues to actively pursue strategic acquisitions of entities and portfolios to expand its core businesses, such as loan servicing and asset management, and to continue to develop new, related businesses, such as loan origination, fund management and European operations. The Company continues to develop the loan servicing and mortgage banking relationship with the Federal National Mortgage Association begun with the acquisitions of Merchants Mortgage Corporation in December 1996 and R/L/M in January 1997. In July 1997, the Company entered into a correspondent program agreement with a financial services firm whereby the Company will originate commercial loans for that firm's securitization and whole loan sale programs. As contemplated by the SPA, the Company and the Harbert Fund continue work on the development of a fund meeting the criteria set forth in the SPA. In Europe, the Company is a partner in a joint venture performing due diligence, asset management, financial and advisory for an entity which is acquiring a substantial portfolio of assets from the Swedish government. The Company continues to pursue acquisitions of overseas asset portfolios and operating entities.

Until the Company can expand its revenue base and complete the restructuring of its operations, management anticipates that operating losses will continue, albeit at a lesser rate than during the first six months of 1997. There can be no assurance, however, that the Company will successfully implement its strategic business plan or that implementation will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 1997 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1996

Total revenues increased $.2 million to $2.9 million for the second quarter of 1997 from $2.7 million for the second quarter of 1996. As previously discussed, the Company's revenues have been significantly impacted by the expiration of public-sector contracts and the replacement with lower-fee, private-sector contracts in 1997. For the second quarter of 1997, the Company had public-sector contract revenue of approximately $1.0 million, or 35% of total revenue, compared to approximately $1.6 million, or 61% of total revenue for the comparable period of 1996.
 Management expects public-sector contract revenue to not be a material percentage of the Company's total revenue in the foreseeable future.

Management fees are recorded as services required under the contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues decreased $525,374 to $1,038,111 for the second quarter of 1997 from $1,563,485 for the second quarter of 1996. The decrease in management fee revenues for the second quarter of 1997 versus the second quarter of 1996 reflects the expiration of public-sector contracts. Although the gross contract value of private-sector contracts increased, the contracts are at generally lower fees than those in the public sector.

Disposition and bonus fees, less retainages, are recorded as revenue when the disposition of an asset has been consummated and the gross proceeds from the disposition have been received by the asset owner. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Bonus fees are earned and recorded if cumulative net proceeds exceed contract thresholds within a specified period of time. Disposition and bonus fee revenues increased $460,118 to $1,376,204 for the second quarter of 1997 from $916,086 for the second quarter of 1996. Approximately 67% of the 1997 fees were from public-sector contracts compared to 92% in 1996.

Certain management contracts provide for incentive fees if the Company achieves in excess of thresholds established in the contracts. Other revenues consist of fees for accounting, asset management and consulting services, interest income and equity in earnings of partnerships and joint ventures. Incentive fee and other revenues increased $199,315 to $450,694 for the second quarter of 1997 from $251,379 for the second quarter of 1996. As with management and other fees, the increase was primarily due to interest being paid on and amounts due from the settlement of certain public-sector contracts. Incentive fees on the more recent private-sector contracts generally will not be realized until the completion of these contracts.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $349,887, or 15%, to $2,005,713 for the second quarter of 1997 from $2,355,600 for the second quarter of 1996. The decreases were primarily caused by the disposition of the Company's controlling interest in CSW Associates, Inc. ("CSW") in July 1996 and the operational restructuring resulting from the expiration of the Company's public-sector contracts. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other expenses increased $42,548 or 6%, to $818,063 for the second quarter of 1997 from $775,515 for the second quarter of 1996. During the second quarter of 1997 the Company incurred a charge of approximately $228,000 to account for acquisition expenses relating to abandoned business development activities. Partially offsetting the increase, the Company's restructuring efforts resulted in reductions in other occupancy, insurance and other expense components, including equipment leases and other services.

Interest expense increased $53,368 to $119,819 for the second quarter of 1997 from $66,451 for the second quarter of 1996. The increase primarily results from debt incurred for the R/L/M acquisition.

Amortization, depreciation and loss on disposal expenses primarily reflect the amortization of the excess of cost over net assets of companies acquired through the Company's acquisition program and the depreciation of the Company's fixed assets. Amortization, depreciation and loss on disposition expenses decreased $146,044 to $57,450 for the second quarter of 1997 from $203,494 for the second quarter of 1996. The decrease for the second quarter of 1997 primarily reflects the impact of charging off approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries and a loss on the disposal of equipment of approximately $48,000 in 1996.

The minority interest in loss of subsidiary reflects the 20% of CSW's operations not owned by the Company.

During the second quarter of 1997, management began implementing a restructuring plan for the Company's operations which, among other items, will encompass consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $570,000, all of which have been recorded in the second quarter of 1997. Management expects to complete the restructuring plan over the second half of 1997. The Company intends to use available cash to fund these expenditures.

The asset impairment expense incurred in 1996 reflects the charge off of unamortized goodwill associated with the CSW acquisition.

As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision has been made for the net loss for the second quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Total revenues decreased $2.0 million to $4.5 million for the first six months of 1997 from $6.5 million for the comparable period of 1996. As previously discussed, the decrease in revenue is caused by the expiration of public-sector contracts and the replacement with lower-fee, private-sector contracts in 1997. For the first six months of 1997, the Company had public-sector contract revenues of approximately $1.1 million, or 24% of total revenues compared to approximately $4.2 million, or 65% of total revenues for the comparable period of 1996. Management expects public-sector contract revenue to not be a material percentage of the Company's total revenue in the foreseeable future.

Management fee revenues decreased $1,079,853, to $2,226,159 for the first six months of 1997 from $3,306,012 for the first six months of 1996. The decrease in management fee revenues for the first half of 1997 versus the first half of 1996 reflects the expiration of public-sector contracts at the end of 1995. Although the gross contract value of private-sector contracts increased, the contracts are at generally lower fees than those in the public sector.

Disposition and bonus fee revenues decreased $145,779 to $1,550,343 for the first six months of 1997 from $1,696,122 for the first six months of 1996. Approximately 60% of the fees were from public-sector contracts in 1997 compared to approximately 91% in 1996. Although partially offset by increases in private contract fees, the expiration of RTC contracts and the reduction in disposition activity of FDIC contracts primarily resulted in the decrease in 1997.

Incentive fee and other revenues decreased $701,139 to $768,216 for the first six months of 1997 from $1,469,355 for the first six months of 1996. The decrease was primarily due to certain public-sector contract thresholds being settled in 1996. The incentive levels on the more recent private-sector contracts generally will not be realized until the completion of these contracts.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $1,395,138, or 27%, to $3,735,965 for the first six months of 1997 from $5,131,103 for the first six months of 1996. The decreases were primarily caused by the disposition of CSW in July 1996 and by operational restructuring as a result of the expiration of the Company's public-sector contracts. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other expenses decreased $77,609 or 5%, to $1,445,809 for the first six months of 1997 from $1,523,418 for the first six months of 1996. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

Interest expense increased $104,371 to $197,989 for the first six months of 1997 from $93,618 for the first six months of 1996. The increase primarily results from debt incurred for the R/L/M acquisition.

Amortization, depreciation and loss on disposition expense decreased $368,231 to $176,413 for the first six months of 1997 from $544,644 for the first six months of 1996. The decrease in amortization and depreciation expenses for the first six months of 1997 reflects the impact of charging off approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries and a loss on disposal of equipment of approximately $48,000 in 1996.

The minority interest in loss of subsidiary reflects the 20% of CSW's operations not owned by the Company.

During the second quarter of 1997, management began implementing a restructuring plan for the Company's operations which, among other items, will encompass consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $570,000, all of which have been recorded in the second quarter of 1997. Management expects to complete the restructuring plan over the second half of 1997. The Company intends to use available cash to fund these expenditures.

The employment contract settlement of $206,983 in the first six months of 1997 reflects a non-recurring charge representing the lump-sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

The asset impairment expense represents the write-off of unamortized goodwill relating to the CSW acquisition.

The income tax benefit of $192,183 for the six months ended June 30, 1997 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision has been made for the net loss as of June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------

Cash and cash equivalents decreased $337,039 to $210,041 at June 30, 1997 from $587,080 at December 31, 1996. The Company had aggregate bank credit facilities of $875,000, of which $456,000 was outstanding at June 30, 1997.

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

The Company expects to fund current operations with cash provided by operations and from proceeds provided from private investment capital infusions. Management anticipates that its cash flows will improve during the third quarter with the receipt of the contract settlement with the FDIC. The proceeds of the settlement will be primarily used to retire short-term debt with the balance used for working capital. Through the implementation of the restructuring plan discussed above, the Company will continue its efforts to reduce operating expenses. Moreover, the Company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative funding sources to fund those deficits. If the Company cannot expand its revenue base or secure new means of financing its operations, however, its working capital position will deteriorate.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company is also actively pursuing private equity capital infusions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows from operating activities increased to $478,271 for the first six months of 1997 from $54,240 for the same time period in 1996. Although the Company incurred an increased net loss in the first half of 1997, the impact of the greater net loss was partially reduced by the net change in the components of its working capital. Working capital component changes for the first six months of 1997 primarily consist of the collection of a tax refund receivable and increases in current liabilities. As previously discussed, during the first six months of 1996, the Company incurred a non-cash amortization charge to charge off unamortized goodwill for CSW. This charge was offset by a net decrease in cash provided from the net change in working capital components primarily relating to the payment of 1995 tax liabilities.

Cash flows used in investing activities decreased to $25,168 for the first six months of 1997, from $942,056 for the first six months of 1996. The change was primarily caused by the elimination of distributions to minority interest holders due to the sale of CSW, cash acquired from corporate acquisitions, and reduced property and equipment purchases.

Cash flows from financing activities changed to a $830,142 use of cash for the first six months of 1997 from a $883,295 source of cash for the respective time period in 1996. The decrease is generally attributable to the change in net borrowings, with the Company reducing debt during the first six months of 1997 while incurring debt during the same period in 1996. Partially offsetting the decrease were proceeds from the issuance of Common Stock to the Harbert Fund.

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the Company.

Item 2. - Changes in Securities
-------------------------------

In June 1997, all 450 shares of the Company's Series A Preferred automatically converted into 560,135 newly issued shares of the Common Stock when the closing share price of the Common Stock reached $1.75 per share. Also in June 1997, pursuant to the terms of the Series A Preferred, the Company distributed its holders 7,911 newly issued shares of the Company's common stock in payment of the accrued dividend of $14,840. As a result of the conversion and the dividend payment, Gordon V. Smith, a Director of the Company, received 312,327 shares of the Common Stock and Jay N. Rollins, an Executive Vice President of the Company, received 86,810 shares of the Common Stock.

On April 22, 1997, pursuant to the employment agreement between the Company and Harold E. Cooke, President and Chief Operating Officer, the Company issued to Mr. Cooke warrants to purchase 100,000 shares of the Company's common stock at $1.05 per share. Pursuant to the agreement, the Company is to grant Mr. Cooke warrants to purchase additional Common Stock upon the four succeeding anniversaries of the agreement and upon the achievement of certain business plan goals.

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

None

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 14, 1997. At the meeting, stockholders voted to reelect five directors for the ensuing year. The results of the election were:

         Votes for all nominees:                     8,786,238

         Votes to withhold authority from the following nominees:

                  Ronald E. Roark                    10,601
                  John Everets                       10,930
                  Gordon V. Smith                    13,124
                  Raymond J. Harbert                 10,601
                  Michael D. Luce                    13,351

Item 5. - Other Information
---------------------------

None

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

Exhibit
Numbers
-------
10.66    Employment Agreement between Crown NorthCorp, Inc. and Harold E. Cooke

27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN NORTHCORP, INC.


Dated: August 14, 1997                 By: /s/ Richard A. Brock
                                           ------------------------------------
                                           Richard A. Brock
                                           Senior Vice President, Treasurer and
                                                Chief Financial Officer


                                       By: /s/ Ray L. Druseikis
                                           ------------------------------------
                                           Ray L. Druseikis
                                           Controller and Chief Accounting
                                                Officer

                                INDEX TO EXHIBITS


10.66    Employment Agreement between Crown NorthCorp, Inc. and Harold E.
         Cooke (1)

27       Financial Data Schedule (1)

----------
(1)      Filed herewith.