Form 10QSB
period 1997-09-30
CROWN NORTHCORP INC
filed 1997-11-06
CIK 915338

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 1997
                                              ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
              For transition period from                to
                                         --------------    -----------

                             Commission File No.: 0-22936
                                                  -------

                               Crown NorthCorp, Inc.
                         -------------------------------
          (Exact name of small business issuer as specified in its charter)

                   Delaware                       22-3172740
         ------------------------------          -----------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                       1251 Dublin Road, Columbus, Ohio  43215
                   ------------------------------------------------
                       (Address of principal executive offices)

                                    (614) 488-1169
                              -------------------------
                             (Issuer's telephone number)

                                         N/A
                         ------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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

    As of September 30, 1997, the issuer had 10,444,749 shares of its common stock, par value $.01 per share, outstanding.

    Transitional Small Business Disclosure Format (check one). Yes      No  X
                                                                   ---     ---

                                CROWN NORTHCORP, INC.
                                     FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                        INDEX

         PART I - FINANCIAL INFORMATION.                                  PAGES
                                                                          -----
Item 1. Financial Statements (Unaudited)                                  1 - 4

         Condensed Consolidated Balance Sheets as of September 30,
         1997 and December 31, 1996                                       1

         Condensed Consolidated Statements of Operations for the
         third quarter and nine months ended September 30, 1997
         and 1996                                                         2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996                    3 - 4

         Notes to Condensed Consolidated Financial Statements-
         September 30, 1997 and 1996                                      5 - 8

Item 2. Management's Discussion and Analysis or Plan of
         Operation                                                        8 - 15

              PART II - OTHER INFORMATION.

Item 1. Legal Proceedings                                                 15

Item 2. Changes in Securities                                             15

Item 3. Defaults Upon Senior Securities                                   16

Item 4. Submission of Matters to a Vote of Security Holders               16

Item 5. Other Information                                                 16

Item 6. Exhibits and Reports on Form 8-K                                  16

         (a)  Exhibits
         (b)  Reports on Form 8-K

Signature                                                                 17

Exhibit Index                                                             18

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                                      SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                                                     1997                1996
                                                                                           ----                ----
CURRENT ASSETS:
 Cash and cash equivalents                                                            $   1,030,072        $    587,080
 Trade accounts receivable-net of allowance of $60,000 in 1997 and $20,000 in 1996          537,048           1,235,010
 Income tax refund receivable                                                                                 1,211,129
 Prepaid expenses and other                                                                 196,365             153,989
                                                                                      -------------        ------------
    Total current assets                                                                  1,763,485           3,187,208
                                                                                      -------------        ------------

PROPERTY AND EQUIPMENT-net                                                                1,911,474           2,007,642

RESTRICTED CASH                                                                           5,046,993           3,668,604

GOODWILL - net of accumulated amortization of $166,125 in 1997 and $262,665 in 1996         521,653             353,613

OTHER ASSETS                                                                              1,396,829             717,522
                                                                                      -------------        ------------

TOTAL                                                                                 $  10,640,434        $  9,934,589
                                                                                      -------------        ------------
                                                                                      -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations                                             $     369,500        $  1,097,458
 Accounts payable and accrued expenses                                                    1,535,933             647,226
                                                                                      -------------        ------------
    Total current liabilities                                                             1,905,433           1,744,684
                                                                                      -------------        ------------

LONG-TERM OBLIGATIONS:
 Notes and bonds payable                                                                  2,657,615           2,180,694
 Loan loss reserve                                                                        1,621,484           1,261,485
                                                                                      -------------        ------------
    Total long-term obligations                                                           4,279,099           3,442,179
                                                                                      -------------        ------------

SERIES B REDEEMABLE PREFERRED STOCK                                                       2,000,000           2,000,000

SHAREHOLDERS' EQUITY:
 Common stock                                                                               104,950              88,269
 Convertible preferred stock:
   Series A (liquidation preference- $450,000 plus unpaid dividends)                                                  5
   Series C (liquidation preference- $500,000)                                                    5                   5
 Additional paid-in capital                                                               4,341,048           3,293,120
 Retained earnings (accumulated deficit)                                                 (1,973,365)           (616,937)
 Treasury stock, at cost                                                                    (16,736)            (16,736)
                                                                                      -------------        ------------
    Total shareholders' equity                                                            2,455,902           2,747,726
                                                                                      -------------        ------------

TOTAL                                                                                 $  10,640,434        $  9,934,589
                                                                                      -------------        ------------
                                                                                      -------------        ------------


See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                              THIRD QUARTER                  NINE MONTHS
                                                                              -------------                  -----------
                                                                           1997           1996           1997           1996
                                                                           ----           ----           ----           ----
REVENUES:
  Management fees                                                 $     982,522   $  1,252,506   $  3,208,682   $  4,558,518
  Disposition and bonus fees                                          1,275,745        152,012      2,826,089      1,848,134
  Mortgage origination fees                                             223,899                       223,899
  Other                                                                 370,858         42,489      1,139,070      1,511,844
                                                                  -------------   ------------   ------------   ------------
      Total revenues                                                  2,853,024      1,447,007      7,397,740      7,918,496
                                                                  -------------   ------------   ------------   ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel expenses                                                  1,832,134      1,845,414      5,568,098      6,976,517
  Occupancy, insurance and other expenses                               591,783        656,050      2,037,590      2,179,468
  Amortization, depreciation, and loss on disposals                      89,625        131,152        266,458        675,796
  Interest expense                                                       84,811         63,009        282,801        156,627
  Minority interest in loss of subsidiary                                             (177,321)                     (353,158)
  Restructuring expense                                                                               570,000
  Employment contract settlement                                                                      206,563
  Loss on sale of subsidiary                                                  -      1,406,724              -      2,576,724
                                                                  -------------   ------------   ------------   ------------
      Total operating and administrative expenses                     2,598,353      3,925,028      8,931,510     12,211,974
                                                                  -------------   ------------   ------------   ------------

INCOME (LOSS)  BEFORE INCOME TAXES                                      254,671     (2,478,021)    (1,533,770)    (4,293,478)

INCOME TAX BENEFIT                                                            -       (613,396)      (192,183)    (1,248,978)
                                                                  -------------   ------------   ------------   ------------

NET INCOME (LOSS)                                                 $     254,671   $ (1,864,625)  $ (1,341,587)  $ (3,044,500)
                                                                  -------------   ------------   ------------   ------------
                                                                  -------------   ------------   ------------   ------------

EARNINGS (LOSS) PER SHARE:
PRIMARY                                                           $        0.02   $      (0.23)  $      (0.13)  $      (0.37)
                                                                  -------------   ------------   ------------   ------------
                                                                  -------------   ------------   ------------   ------------
FULLY DILUTED                                                     $        0.02   $      (0.23)  $      (0.13)  $      (0.37)
                                                                  -------------   ------------   ------------   ------------
                                                                  -------------   ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING AND COMMON SHARE
EQUIVALENTS:
PRIMARY                                                              15,876,693      8,199,779      9,979,237      8,199,779
                                                                  -------------   ------------   ------------   ------------
                                                                  -------------   ------------   ------------   ------------
FULLY DILUTED                                                        15,876,693      8,199,779      9,979,237      8,199,779
                                                                  -------------   ------------   ------------   ------------
                                                                  -------------   ------------   ------------   ------------



See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                                   UNAUDITED
                                                                                                   ---------
                                                                                            1997                1996
                                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (1,341,587)       $ (3,044,500)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Amortization and depreciation                                                           372,333             628,017
    Loss on sale of subsidiary                                                                                2,576,724
    Other - net                                                                            (100,541)           (277,697)
    Change in working capital components - net of effects from acquisition of subsidiaries:
       Accounts receivable                                                                1,901,160           2,273,851
       Prepaid expenses and other assets                                                    (43,315)            (16,562)
       Accounts payable and accrued expenses                                                891,887          (2,143,281)
                                                                                       ------------        ------------
            Net cash provided (used) by operating activities                              1,679,937              (3,448)
                                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                       (172,433)           (260,447)
  Corporate acquisitions                                                                    274,431            (156,000)
  Investment in partnerships                                                               (162,500)
  Disributions from partnerships and joint ventures                                         230,894
  Distributions to minority interest                                                                           (527,611)
  Other-net                                                                                (146,729)            (31,062)
                                                                                       ------------        ------------
            Net cash provided (used) by investing activities                                 23,663            (975,120)
                                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                            2,912,000           2,000,000
   Principal payments on notes and bonds payable                                         (5,044,323)           (866,848)
   Proceeds from issuance of common stock-net                                             1,049,762
   Other                                                                                   (178,047)            (39,857)
                                                                                       ------------        ------------
            Net cash provided (used) by financing activities                             (1,260,608)          1,093,295
                                                                                       ------------        ------------

NET INCREASE IN CASH DURING THE PERIOD                                                      442,992             114,727

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                          587,080             275,538
                                                                                       ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF THE  PERIOD                                        $  1,030,072        $    390,265
                                                                                       ------------        ------------
                                                                                       ------------        ------------



See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------
                                                                    UNAUDITED
                                                                    ---------
                                                            1997         1996
                                                            ----         ----
SUPPLEMENTAL INFORMATION

Cash paid for interest                                $  207,720   $  192,220
                                                      ----------   ----------
                                                      ----------   ----------

Cash paid for income taxes                            $        -   $1,565,475
                                                      ----------   ----------
                                                      ----------   ----------

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
 Accounts receivable - trade                          $   16,983
 Restricted cash                                       1,358,735
 Other assets                                            591,137
 Loan loss reserve                                      (360,000)
                                                      ----------

   Net assets acquired, net of acquired cash          $1,606,855

 Amount financed - debt                                1,881,286
                                                      ----------

   Net cash (acquired in) paid for corporate
    acquisitions                                      $ (274,431)
                                                      ----------
                                                      ----------

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)




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

2.  RESTRUCTURING

    During the second quarter of 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $570,000, all of which were recorded in the second quarter of 1997. Management expects to complete the restructuring plan over the second half of 1997. The Company intends to use available cash to fund these expenditures.

3.  ACQUISITIONS

    In January 1997, the Company acquired the stock of Reinlein/Lieser/McGee Holding Corporation and R/L/M Employee Benefit Corporation (collectively "R/L/M") for approximately $1,129,000. Two hundred thousand dollars of this amount has been placed in escrow and is recoverable by the Company if subsequent R/L/M losses exceed a stipulated amount. The acquisition was accounted for using the purchase method of accounting, and the excess purchase price over net identifiable assets acquired, approximately $240,000, was allocated to goodwill and will be amortized over ten years. The acquisition was financed primarily through two bank loans, which call for scheduled monthly payments of principal and interest through February 1, 2002.

    In August 1997, the Company announced its intention to acquire AMI Capital, Inc. ("AMI"). The Company would acquire the stock of AMI in exchange for cash, debt and common stock of the Company. Consummation of the transaction is subject, among other things, to final approval of a definitive agreement by the boards of directors of both the Company and the present owner of AMI, certain regulatory approvals and other matters.

4.  PROPERTY & EQUIPMENT

    Property and equipment consists of the following at September 30, 1997 and December 31, 1996:


                                                  1997           1996
                                                  ----           ----
    Land, building and improvements         $1,408,957     $1,404,318

    Furniture and equipment                  1,405,945      1,696,313
                                            ----------     ----------

    Total property and equipment             2,814,902      3,100,631

    Less accumulated depreciation              903,428      1,092,989
                                            ----------     ----------

    Property and equipment-net              $1,911,474     $2,007,642
                                            ----------     ----------
                                            ----------     ----------

5.  STOCKHOLDERS' EQUITY

    In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") providing for a significant minority ownership interest in the Company of up to approximately 30% of the common stock of the Company, par value $.01 per share (the "Common Stock"). Under the terms of the SPA, the Company sold one million shares of Common Stock to the Harbert Fund for a price of $1 million dollars. During the twelve months following the initial investment, the Harbert Fund may invest up to $4 million. Of this amount, at the discretion of Harbert, $2 million is earmarked to assist with strategic acquisitions, with an additional $2 million earmarked for investment in subordinate tranches of commercial mortgage backed securitizations. In any of these additional investments, the Harbert Fund would receive Common Stock at a rate of one share for each $1.05 investment.

    In June 1997, all of the 450 outstanding shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") were converted into 560,135 newly issued shares of the Common Stock. Additionally, 7,911 newly issued shares of the Common Stock were issued as payment for the cumulative dividend due on the Series A Preferred.

    In September 1997, an officer exercised warrants to acquire 100,000 shares of Common Stock under the terms of an employment contract.

6.  EARNINGS PER SHARE

    Primary earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and, as appropriate, dilutive common stock
    equivalents for the period.   The dilutive effects of shares issuable under
    the SPA and Crown NorthCorp, Inc. Profit Sharing Stock Retirement Plan are considered outstanding for earnings per share computations. Shares outstanding are also adjusted for the possible conversion of the Company's Series C Convertible Preferred Stock and the dilutive effects of warrants and stock options. Shares contingently issuable under the Directors' Option Plans are included as shares outstanding when criteria for vesting have been met.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which will require the retroactive adoption in the Company's 1997 fiscal year. The new standard simplifies the computation of earnings per share and requires the presentation of basic and diluted earnings per share. Under SFAS No. 128, basic and diluted earnings per share for the three and six months ended September 30, 1997 and 1996 would be the same as primary and fully diluted earnings per share reported in the condensed consolidated statements of operations.

7.  INCOME TAX BENEFIT

    The income tax benefit of $192,183 for the nine months ended September 30, 1997 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision was made for the net losses for the nine months ended September 30, 1997, and no tax provision was made for the third quarter.

8.  EMPLOYMENT CONTRACT SETTLEMENT

    The employment contract settlement of $206,983 reflects a non-recurring charge for the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

9.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

    The FASB has issued Statement No. 129, "Disclosure of Information About Capital Structure". This statement continues certain requirements to disclose certain information about an enterprise's capital structure prescribed by previous accounting standards. The Company's current disclosures are in compliance with the requirements of the statement.

    The FASB has issued Statement No. 130, "Reporting Comprehensive Income". The Company will, as required, implement the provisions of the statement in the quarter ending March 31, 1999. The Company's current disclosures are in compliance with the requirements of the statement.

    The FASB has issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" which supersedes Statement No. 14, "Financial Reporting For Segments of a Business Enterprise." The Company will implement the provisions of this statement, as required, for the year ended December 31, 1999. Generally, this statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

10. CONTINGENCIES

    Management of the Company is not aware of any contingent liabilities resulting from litigation or claims incident to the ordinary course of business that would materially affect the financial position or results of operations of the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The Company derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include primary and special loan servicing, asset management and disposition, commercial loan originations, asset securitization, underwriting, risk management and land management for clients or partners. The Company is continuing to reposition its business lines to grow both its historic, core businesses, such as asset management and loan servicing, as well as newer, related business lines, such as loan origination, securitization and fund management. The Company utilizes strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management is actively pursuing additional acquisitions and alliances.

FORWARD LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute Aforward-looking statements" within the meaning of Section 21E of the Exchange Act. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves and the Company's efforts to complete acquisitions and strategic alliances or other business plans.
Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; pending acquisitions and pending alliances; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

BUSINESS OUTLOOK

Pursuant to its strategic business plan, the Company is continuing to take steps to reposition the Company's core businesses, to grow both those businesses and new, related activities and to streamline the Company's operations. Through the implementation of this strategic plan, the Company intends to become a vertically integrated financial services firm providing comprehensive services to holders of interests in commercial real estate.

Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the Company's revenue. During the third quarter, the Company's principal investment banking client placed into a securitized transaction a large number of the assets under the Company's management. The Company received disposition fees of $1,150,000 as a result of this transaction. Pursuant to a subservicing agreement with a new client, the Company is now managing the affected assets in the securitization. Asset management has historically been a core business of the Company; management intends to continue to develop and expand the Company's activities in this area.

The Company continues to develop programs to originate commercial mortgage loans. Operating under the Federal National Mortgage Association's Delegated Underwriting and Servicing, the Company has begun refinancing loans in acquired portfolios. Operations have also commenced under a correspondent program agreement with a financial services firm whereby the Company originates commercial mortgage loans for that firm's securitization and whole loan sale programs. The Company intends to significantly expand its loan origination capabilities both through acquisitions and internal growth.

The Company continues to invest in the human and technological resources necessary to maintain and develop its servicing systems. The Company holds Aabove average" ratings from two nationally recognized rating agencies, Standard and Poor's Corporation and Fitch Investors Service, L.P. These agencies recently renewed these ratings, which are the second highest available. Utilizing its capabilities as a rated servicer, the Company is actively seeking to acquire the servicing rights to additional assets, including but not limited to assets placed in securitized transactions.

Building upon its asset management and servicing businesses, the Company is developing strategies to enter the fund management business. The Company may operate in this business in various capacities including serving as an investment advisor to or asset manager for a public or private investment fund or real estate investment trust.

In Europe, during the third quarter, the Company entered into a joint venture to provide asset management, financial and advisory services to an investment group which acquired an interest in a large portfolio of real estate assets from an agency of the Swedish government. The Company continues to pursue acquisitions of asset portfolios and operating entities overseas.

The Company continues to restructure its operations to better support its existing businesses and expand into new, related activities. During the third quarter, the Company effected certain reductions in staff, closed its Hoboken, New Jersey office and took steps to reduce its office space in Dallas, Texas.

To sustain profitability, the Company must continue to expand its revenue base and complete the restructuring of its operations. There can be no assurance, however, that the Company will successfully implement acquisition strategies or other elements of its strategic business plan, that implementation will occur at any particular time or that implementation will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1996

Total revenues increased $1.5 million to $2.9 million for the third quarter of 1997 from $1.4 million for the third quarter of 1996. The increase in revenue was primarily attributable to disposition fees on a large number of assets under the Company's management that were placed into a securitized transaction by its principal investment-banking client. Contributing to the increase, to a lesser extent, was the generation of fees from mortgage origination and related servicing rights from the commencement of commercial mortgage loan origination activities.

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues decreased $269,984 to $982,522 for the third quarter of 1997 from $1,252,506 for the third quarter of 1996. The decrease in management fee revenues primarily reflects the termination of certain non-core businesses at the end of the second quarter of 1997. To a lesser extent, the decrease is also attributable to the disposition of the Company's controlling interest in CSW Associates, Inc. ("CSW") in July 1996.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues increased $1,123,733 to $1,275,745 for the third quarter of 1997 from $152,012 for the third quarter of 1996. The increase in revenue was primarily attributable to fees of $1,150,000 on a large number of assets under the Company's management which were placed into a securitized transaction by an investment-banking client.

Mortgage origination fees of $223,899 reflect the generation of fees from mortgage origination and related servicing rights from the commencement of commercial loan origination activities.

Other revenues generally consist of equity in earnings of partnerships and joint ventures, accounting, asset management and consulting services, and interest income. Other revenues increased $328,369 to $370,858 for the third quarter of 1997 from $42,489 for the third quarter of 1996 primarily from the equity in earnings of a joint venture performing asset management, financial and advisory services to an investment group which acquired an interest in a portfolio of real estate assets from the Swedish government

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $13,280, or 1%, to $1,832,134 for the third quarter of 1997 from $1,845,414 for the third quarter of 1996. The third quarter of 1997 includes an accrual of $200,000 for management incentives payable under the terms of employment contracts. The decreases in 1997 were primarily caused by the disposition of the Company's controlling interest in CSW in July 1996, the operational restructuring resulting from the expiration of the Company's public-sector contracts, and the implementation of the Company's strategic business plan. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other expenses decreased $64,267 or 10%, to $591,783 for the third quarter of 1997 from $656,050 for the third quarter of 1996. During the third quarter of 1997 the Company incurred a charge of approximately $80,000 for acquisition expenses relating to abandoned business development activities. Offsetting this charge, the disposition of CSW and the Company's restructuring efforts resulted in reductions in other occupancy, insurance and other expense components, including equipment leases and other services.

Amortization, depreciation and loss on disposal expenses primarily reflect the amortization of the excess of cost over net assets of companies acquired through the Company's acquisition program and the depreciation of the Company's fixed assets. Amortization, depreciation and loss on disposition expenses decreased $41,527 to $89,625 for the third quarter of 1997 from $131,152 for the third quarter of 1996. The decrease for the third quarter of 1997 primarily reflects the impacts of charging off in 1996 approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries and a loss on the disposal of equipment of approximately $48,000.

Interest expense increased $21,802 to $84,811 for the third quarter of 1997 from $63,009 for the third quarter of 1996. The increase primarily results from debt obtained for the R/L/M acquisition.

As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax provision has been made for the net income for the third quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues decreased $.5 million to $7.4 million for the nine months of 1997 from $7.9 million for the comparable period of 1996. The composition of revenues changed with management fees decreasing by approximately $1.3 million in 1997. This was offset, in part, by increased disposition fees. This change in the composition of revenues reflects the Company's transition from its traditional public-sector contract orientation and their replacement with private-sector contracts which generally provide for lower ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. For the nine months of 1997, the Company had public-sector contract revenues of approximately $1.1 million, or 15% of total revenues compared to approximately $4.5 million, or 57% of total revenues for the comparable period of 1996.

Management fee revenues decreased $1,349,836, to $3,208,682 for the nine months of 1997 from $4,558,518 for the nine months of 1996. The decrease in management fee revenues for the nine months of 1997 versus the nine months of 1996 reflects the expiration of public-sector contracts at the end of 1995. Private-sector contracts are at generally lower fees than those in the public sector.

Disposition fee revenues increased $977,955 to $2,826,089 for the nine months of 1997 from $1,848,134 for the nine months of 1996. Approximately 33% of the fees were from public-sector contracts in 1997 compared to approximately 87% in 1996. Private contract fees increased primarily from disposition fees on a large number of assets under the Company's management that were placed into a securitized transaction by an investment-banking client.

Mortgage origination fees of $223,899 reflect the generation of fees from mortgage origination and related servicing rights from the commencement of commercial loan origination activities.

Other revenues decreased $372,774 to $1,139,070 for the nine months of 1997 from $1,511,844 for the nine months of 1996. Of the amount, incentive fees decreased to $241,853 in 1997 from $1,302,219 in 1996. The decrease in incentive fees was primarily due to certain public-sector contract thresholds being achieved in 1996 while the incentive levels on the more recent private-sector contracts generally will not be realized until the completion of the contracts. The loss in incentive fee revenue was offset with the equity in earnings from partnerships and joint ventures, and interest income. The equity in earnings was from entities acquired with the Eastern Realty Corporation acquisition in October 1996. Additionally, the Company recorded equity earnings from a joint venture performing asset management, financial and advisory services to an investment group which acquired an interest in a portfolio of real estate assets from the Swedish government.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $1,408,419, or 20%, to $5,568,098 for the nine months of 1997 from $6,976,517 for the nine months of 1996. The decreases were primarily caused by the disposition of CSW in July 1996 and by operational restructuring as a result of the expiration of the Company's public-sector contracts and implementation of its strategic business plan. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other expenses decreased $141,878 or 7%, to $2,037,590 for the nine months of 1997 from $2,179,468 for the nine months of 1996. During the first nine months of 1997 the Company incurred charges of approximately $311,000 representing acquisition expenses relating to abandoned business development activities. Corresponding with the disposition of CSW and the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

Amortization, depreciation and loss on disposition expense decreased $409,338 to $266,458 for the nine months of 1997 from $675,796 for the nine months of 1996. The decrease in amortization and depreciation expenses for the nine months of 1997 reflects the impacts of 1996 transactions charging off approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries and recording losses on the disposal of equipment of approximately $48,000 in 1996.

Interest expense increased $126,174 to $282,801 for the nine months of 1997 from $156,627 for the nine months of 1996. The increase primarily results from debt incurred for the R/L/M acquisition.

The minority interest in loss of subsidiary reflects the 20% of CSW's operations not owned by the Company.

During the second quarter of 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $570,000, all of which were recorded in the second quarter of 1997. Management expects to complete the restructuring plan by the end of 1997. The Company intends to use available cash to fund these expenditures.

The employment contract settlement of $206,563 in the nine months of 1997 reflects a non-recurring charge representing the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

The loss on sale of subsidiary in 1996 represents the loss on the sale of its 80% interest in CSW and the write-off of related unamortized goodwill from the CSW acquisition.

The income tax benefit of $192,183 for the nine months ended September 30, 1997 primarily reflects the change in book estimates relating to the tax refund receivable for 1996. As the Company expects to have in 1997 a net operating loss carry forward available for income tax reporting purposes, no tax benefit provision has been made for the net loss as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased $442,992 to $1,030,072 at September 30, 1997 from $587,080 at December 31, 1996. The Company had aggregate bank credit facilities of $875,000, of which none was outstanding at September 30, 1997.

In April 1997, the Company repaid bank borrowings of $950,000 outstanding at March 31, 1997 with a portion of the funds from the collection of the federal tax refund due the Company for the year ending December 31, 1996. Also, in April 1997, the Company obtained a new bank letter of credit to secure its obligations under a Nine Month Adjustable Rate Industrial Revenue Bond for a building which serves as the Company's headquarters. The Company is in compliance with all covenants of the letter of credit.

In March 1997, the Company entered into the SPA with the Harbert Fund providing for a significant minority ownership interest in the Company of up to approximately 30% of the Common Stock. Under the terms of this agreement, the Company sold one million shares of Common Stock to the Harbert Fund for a price of $1 million dollars. During the twelve months following the initial investment, the Harbert Fund may invest up to $4 million. Of this amount, at the discretion of Harbert, $2 million is earmarked to assist with strategic acquisitions, with an additional $2 million earmarked for investments in subordinate tranches of commercial mortgage backed securitizations. In any of these additional investments, the Harbert Fund would receive Common Stock at a rate of one share for each $1.05 investment.

The Company expects to fund current operations with cash provided by operations, draws on bank credit facilities, and from proceeds provided from private investment capital infusions. Through the implementation of the restructuring plan discussed above, the Company will continue its efforts to reduce operating expenses. Moreover, the Company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative funding sources to fund those deficits. If the Company cannot expand its revenue base or secure new means of financing its operations, however, its working capital position will deteriorate.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company is also actively pursuing private equity capital infusions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows from operating activities changed to a $1,679,937 source of cash for the nine months of 1997 from a $3,448 use of cash for the same time period in 1996. Although the Company incurred a net loss in the nine months of 1997, the impact of the greater net loss was partially reduced by the net change in the components of its working capital. Working capital component changes for the nine months of 1997 primarily consist of the collection of a tax refund receivable and increases in current liabilities. As previously discussed, during the nine months of 1996, the Company incurred non-cash charges to write-off its investment in CSW. The charges were offset by a net decrease in cash provided from the net change in working capital components; primarily relating to the payment in 1996 of 1995 tax liabilities.

Cash flows used in investing activities changed to a $23,663 source of cash for the nine months of 1997, from a $975,120 use of cash for the comparable period of 1996. The change was primarily caused by the elimination of distributions to minority interest holders due to the sale of CSW, cash acquired from corporate acquisitions, cash distribution received from partnerships and joint ventures, and reduced property and equipment purchases. The distributions from partnerships and joint ventures were from entities acquired with the Eastern Realty Corporation acquisition in October 1996. Additionally, the Company received a distribution from a joint venture performing asset management, financial and advisory services to an investment group which acquired an interest in a portfolio of real estate assets from the Swedish government.

Cash flows from financing activities changed to a $1,260,608 use of cash for the nine months of 1997 from a $1,083,295 source of cash for the respective time period in 1996. The decrease is generally attributable to the change in net borrowings, with the Company reducing debt during the nine months of 1997 while incurring debt during the same period in 1996. Partially offsetting the decrease were proceeds from the issuance of Common Stock, primarily to the Harbert Fund.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the Company.

ITEM 2. - CHANGES IN SECURITIES

Pursuant to the employment agreement between the Company and Harold E. Cooke, President and Chief Operating Officer, exercised warrants to purchase for cash 100,000 shares of the Company's common stock at $1.05 per share. The securities were issued without registration pursuant to exemptions contained in Section 4(2) of the Securities Act of 1933.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBERS

27  Financial Data Schedule

(b) Reports on Form 8-K

         On August 27, 1997, the Company filed a Current Report on Form 8-K announcing plans to acquire all of the stock of AMI Capital, Inc. in exchange for cash, debt and common stock of the Company.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN NORTHCORP, INC.




Dated: November  6, 1997               By:            /s/
                                           -------------------------------------
                                           Richard A. Brock
                                           Senior Vice President, Treasurer and
                                             Chief Financial Officer




                                       By:            /s/
                                           -------------------------------------
                                           Ray L. Druseikis
                                           Controller and Chief Accounting
                                             Officer

                                  INDEX TO EXHIBITS


27  Financial Data Schedule (1)
------------------------

(1) Filed herewith.