Form 10KSB40
period 1997-12-31
CROWN NORTHCORP INC
filed 1998-03-30
CIK 915338

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

                          Commission File No.: 0-22936
                                               -------

                              Crown Northcorp, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                                22-3172740
         -------------------------------              -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                  1251 Dublin Road, Columbus, Ohio  43215
             -----------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                             ---

     Issuer's revenues for the fiscal year ended December 31, 1997 were $10,540,317.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 16, 1998 was $11,339,438.

     As of December 31, 1997 the issuer had 10,790,899 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format.  Yes    No X
                                                        ---   ---

                             CROWN NORTHCORP, INC.

                                  FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

               PART I.                                                   PAGES
                                                                         -----
Item 1.   Description of Business.....................................      1

Item 2.   Description of Property.....................................      4

Item 3.   Legal Proceedings...........................................      5

Item 4.   Submission of Matters to a Vote of Security-Holders.........      5

               PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters....      6

Item 6.   Management's Discussion and Analysis or Plan of Operation...      8

Item 7.   Financial Statements........................................   F-1 thru F-20

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................     16

               PART III.

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          Of the Exchange Act.........................................     16

Item 10.  Executive Compensation......................................     18

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management..............................................     20

Item 12.  Certain Relationships and Related Transactions..............     24

Item 13.  Exhibits, List and Reports on Form 8-K......................     24

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. (the "Company") is an international speciality financial services company providing access to capital to owners and operators of commercial real estate and risk management services to investors seeking high yields through commercial real estate-related investments. The Company offers comprehensive services to commercial real estate markets including commercial mortgage loan origination, loan servicing and third-party asset management.

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

Corporate headquarters for the Company is in Columbus, Ohio. The Company also has offices in Atlanta, Georgia; Dallas, Texas; McLean, Virginia; London, England and Copenhagen, Denmark. At December 31, 1997, the Company had 60 full-time employees.

The Company, since its inception, has primarily derived its revenues from servicing contracts providing for the management and disposition of real estate and loan assets, the servicing of individual loans and loan portfolios, receivership administration, due diligence reviews, loan underwriting, the management of various corporate and partnership interests and, more recently, the origination of commercial mortgage loans. Fees the Company has received have been primarily comprised of ongoing management and disposition fees associated with transactions and incentive fees based on the overall performance of a contract or pool of assets.

In June 1997, the Company adopted a strategic business plan under which the Company has reorganized into business units corresponding to its core business segments: Third Party Asset Management, Loan Servicing, Mortgage Loan Origination and European Operations. Implementation of this plan is a significant step in the Company's continuing transition from its historic roots as an asset management contractor to a firm positioned to deliver financial services at all points in the life cycle of a commercial real estate asset including acquisition, financing, servicing, management, securitization and disposition.

THIRD PARTY ASSET MANAGEMENT. In recent years, the Company has primarily derived revenues from asset management and disposition contracts with various private-sector firms. Assets under management include large single assets, such as loans secured by hotels and office buildings, as well as portfolios of commercial real estate assets or interests. The Company typically manages and repositions such assets pending disposition or securitization. The Company's third-party asset management activities also include due diligence reviews, asset underwriting and land management. Contracts with one customer, an investment banking firm, accounted for 34% of 1997 revenues.

These contracts generally have no set expiration dates and provide for additions of assets by addenda, each with its own compensation structure. Compensation generally includes ongoing management and disposition fees. Additionally, some contracts provide the opportunity for incentive-based compensation at the end of an engagement based upon stipulated return criteria.

Prior to 1996, the Company derived most of its revenues from public-sector contracts, primarily with the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). As issues related to the massive failures of banks and thrifts were resolved, business from these agencies steadily declined. The Company currently does not have any public-sector contracts and does not anticipate that such contracts will be a primary source of revenue in the foreseeable future.

Utilizing the combined resources of all of its business units, the Company is seeking to expand its third party asset management services. Strategic Realty Capital Corp. ("SRC"), a newly organized Maryland corporation formed to operate as a real estate investment trust ("REIT") filed on March 24, 1998 a registration statement with the Securities and Exchange Commission ("SEC") for an underwritten public offering. SRC plans to invest in high-yield lending and investment opportunities in commercial and multifamily real property-related assets, including interim loans, mezzanine interests and subordinated interests in commercial mortgage backed securities. The Company intends to co-sponsor the offering together with affiliates of both ContiFinancial Corporation, a leading consumer and commercial finance company ("Conti") and Harbert Management Corporation, a privately held diversified investment management company ("Harbert"). SRC would enter into a management agreement with the Company under which the Company to manage the business and investment affairs of SRC. In addition, the Company, together with Conti and Harbert, would agree to offer certain high-yield lending and investment opportunities to SRC before pursuing such opportunities for their own account. The registration statement for SRC's offering has not yet become effective. There can be no assurance that the offering will become effective or that it will occur at any particular time or on any particular terms. See "Item 5 - Market for Common Equity and Related Stockholder Matters" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

LOAN SERVICING. Throughout its history, the Company has devoted substantial resources to the development and maintenance of computer systems for the delivery of financial services. Utilizing these systems, the Company services loans and other real estate interests for both individual investors and securitizations. Standard and Poor's Corporation ("S&P") and Fitch IBCA, Inc. ("Fitch") have both recently reaffirmed their "above average" ratings of the Company as a special servicer. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. S&P recently rated the Company "average" as a commercial servicer; the Company also recently received an "acceptable" rating as a master servicer from Fitch. These latter two ratings allow the Company to seek to expand its operations as a rated servicer to service performing as well as non-performing components of securitizations. The Company believes that its commitment to the development and maintenance of computer and servicing systems has been a key factor in securing these favorable ratings. Continued enhancement of its capabilities as a rated servicer is an important component of the Company's business development activities.

MORTGAGE LOAN ORIGINATION. During 1997, the Company expanded its business through the development of a commercial loan origination capability. The Company is a loan correspondent for the conduit program of ContiTrade Services L.L.C., an affiliate of Conti ("ContiTrade"). Under this program, the Company originates qualifying multifamily and commercial loans which ContiTrade purchases at closing under a funding facility ContiTrade is providing to the Company. ContiTrade then holds the loans pending later placement into a securitization. The Company retains servicing rights with respect to these loans and has the opportunity to share in profits upon the sale of the loans into a securitization.

In late 1996 and early 1997, the Company acquired Merchants Mortgage Corporation ("Merchants") and Reinlein/Lieser/McGee ("R/L/M"), which were servicers of multifamily loans for the Delegated Underwriting and Servicing Program ("DUS") administered by the Federal National Mortgage Association ("FNMA"). Through these acquisitions, the Company has begun refinancing loans in these two portfolios under a limited license from FNMA.

The Company intends to continue to build its commercial loan origination capability and believes that loan origination will be an increasingly important source of the Company's revenues in the future.

EUROPEAN OPERATIONS. In addition to managing assets and interests throughout the United States, the Company has commenced business operations in Europe. Since September 1997, a Danish subsidiary of the Company, in a joint venture with Catella, a leading property advisory firm in Sweden, has been providing asset management, financial and advisory services to an investment group which acquired an interest in a large portfolio of assets from the Swedish government. The Company has offices in Copenhagen, Denmark and London, England through which it is attempting to expand its European operations.

STRATEGIC ACQUISITIONS AND ALLIANCES

The Company continues to utilize strategic alliances and acquisitions to expand its businesses. Over the past year, the Company has developed two important new alliances. Between March 1997 and January 1998, an affiliate of Harbert invested $5 million in the Company in exchange for common and convertible preferred stock. In March 1998, an affiliate of Conti invested $2 million in the Company in exchange for convertible preferred stock. Two senior executives of Harbert and one senior executive of Conti serve on the Company's Board of Directors. Pursuant to voting agreements executed in conjunction with these investments, Harbert, Conti and their respective affiliates may be deemed to control the Company. See "Item 5 - Market for Common Equity and Related Stockholder Matters" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

Acquisitions have also been a means for the Company to expand its businesses. Recent examples include the acquisition of Merchants and R/L/M and the acquisition in 1996 of Eastern Realty Corporation and affiliated entities ("Eastern") which expanded the Company's capabilities in asset management and land management.

COMPETITIVE ENVIRONMENT

The commercial real estate industry tends to be cyclical. Historically, much of the Company's business has focused on the management and disposition of distressed assets. As the supply of these assets has declined during the relatively strong economic times of recent years, the Company has sought to expand its presence in other segments of the commercial real estate markets corresponding to the cyclical nature of the industry. For example, in 1997, the Company commenced the origination of commercial mortgage loans. The Company has also expanded its capabilities to act as a rated servicer for performing as well as non-performing assets. While it has been able to diversify and expand its services to the commercial real estate industry, the Company faces substantial competitive pressures as it continues to attempt to implement its strategic business plan.

In recent years, the commercial real estate markets have undergone significant consolidation. In part because of this process, many of the Company's competitors are significantly larger and better capitalized than the Company. Overall, competitors in the commercial real estate markets currently have significant capital resources to deploy for new business opportunities. These resources within the industry affect the Company's business prospects and potential profitability in several ways. In the area of mortgage loan origination, by way of example, the large amount of capital currently available in the industry for commercial mortgage lending tends to limit a lender's ability to increase profitability through increases in rates and fees offered to borrowers.

The availability of capital is also a factor as the Company seeks to acquire additional loan servicing business. Servicing opportunities, particularly those associated with securitizations, are typically awarded to those servicers willing to invest in the asset or portfolio. The Company's relatively small capital resources, when compared to those of many of its competitors, limit the ability of the Company to pursue many of these servicing opportunities. Additionally, the significant capital available in the industry for servicing acquisitions tends to increase the prices paid for servicing opportunities. Concomitantly, profit margins for servicing opportunities have narrowed. Increased prices may adversely affect the ability of the Company to acquire and service portfolios profitably.

In 1997, the Company continued and accelerated the efforts begun in 1996 to effect the transition of the Company into a firm offering comprehensive services to the commercial real estate industry. Capital resources of the Company were augmented through strategic alliances with Harbert and Conti. The Company's operations were restructured to focus on core business and to reduce operating expenses. Operating losses were reduced. Through these efforts, the Company believes it has enhanced its ability to compete in the markets for financial services. Nevertheless, for the Company to return to profitable operations, it must continue to seek to execute its strategic business plan and develop additional capital resources in a highly competitive environment.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

The Company owns a building in Columbus, Ohio which serves as its corporate headquarters. The headquarters is subject to the lien of a six-month, adjustable-rate industrial revenue bond. See "Note

5 - Notes and Bonds Payable -to the Consolidated Financial Statements." The Company also leases office space in Atlanta, Georgia, Dallas, Texas, McLean, Virginia, London, England and Copenhagen Denmark. See "Note 6 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Third-party asset management is a principal business of the Company. In conducting this business, the Company manages interests in real estate, including real estate mortgages, for the account of others. The Company generally does not invest in real estate, interests in real estate and real estate mortgages for its own account.

Another principal business of the Company is originating commercial mortgage loans. The Company, as a loan correspondent for ContiTrade's conduit program, originates qualifying multifamily and commercial loans which ContiTrade purchases at closing. ContiTrade retains ownership of the loans pending securitization, with the Company retaining servicing rights with respect to the loans. The Company also has a limited license to refinance certain loans for sale to FNMA under the DUS Program. The Company retains a portion of the credit risk on loans originated under the DUS Program. See "Note 11 - Contingencies - to the Consolidated Financial Statements." Generally, the Company does not originate or invest in commercial mortgage loans for its own account.

The Company anticipates that, during 1998, it will invest cash of $2 million in SRC. Additionally, the Company anticipates that it will grant SRC warrants to acquire up to two million shares of the common stock of the Company, par value $.01 per share (the "Common Stock"). In exchange for its investment, the Company expects to receive common stock of SRC in a private placement in conjunction with an initial public offering of that stock. The Company also anticipates that it will receive options to purchase common stock of SRC at the initial public offering price. The amount of any investment the Company makes in SRC may be limited by laws and regulations governing the operation of REITs. Affiliates of Conti and Harbert, together with Tucker Holding Company, Ltd., a holding company controlled by Ronald E. Roark, Chairman and Chief Executive Officer of the Company ("Tucker"), have agreed that, upon the closing of the public offering contemplated by the registration statement filed by SRC, they will vote the Common Stock they hold in favor of a merger of the Company with SRC under certain terms and conditions. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

From time to time, as part of its program of strategic acquisitions, the Company makes equity investments in entities which hold interests in partnerships or joint ventures. The Company from time to time also purchases the rights to service certain assets.

ITEM 3. - LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM  5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Common Stock trades under the symbol "ASET" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc. ("NASD").

Records maintained by the National Quotation Bureau show the following with respect to high and low bid prices for the Common Stock:

          Quarter Ended              High          Low
          -------------            -------        -----
          March 31, 1996           $.50           $.37
          June 30, 1996            $.63           $.49
          September 30, 1996       $.63           $.63
          December 31, 1996        $.64           $.63
          March 31, 1997           $.95           $.63
          June 30, 1997            $2.4375        $.85
          September 30, 1997       $3.875         $2.875
          December 31, 1997        $3.25          $1.75

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 16, 1998, there were approximately 2,800 holders of record of shares of the Common Stock.

During its 1997 and 1996 fiscal years, the Company made no payments of cash dividends or returns of capital on common shares other than dividends of $581,491 in 1996 to the holder of the minority interest in CSW Associates, Inc. ("CSW"), a firm which had certain asset management and disposition contracts with the FDIC and the RTC. The Company acquired a controlling interest in CSW in 1995 and disposed of that interest in 1996.

The Company does not anticipate paying dividends on the Common Stock in the foreseeable future. Instead, management anticipates that earnings will be used in the operations of the Company.

At December 31, 1997, the Company has 30,000,000 authorized shares of the Common Stock and 1,000,000 shares of preferred stock.

SERIES AA PREFERRED

The Company and Harbert Equity Fund I, L.L.C., an affiliate of Harbert ("Harbert Fund") are parties to a certain stock purchase agreement dated as of March 7, 1997 (the "Harbert SPA"). On

December 31, 1997, the Company and the Harbert Fund entered into Amendment No. 2 to the Harbert SPA (the "Harbert SPA Amendment") whereby the Company issued one share of Series AA Convertible Preferred Stock (the "Series AA Preferred") in exchange for $3,647,185 cash. The Series AA Preferred was issued to Harbert Fund without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The share of Series AA Preferred has a liquidation preference of $3,647,185, plus a 12% cumulative dividend thereon from January 26, 1998. The Series AA Preferred carries a non-cumulative dividend of 5% simple interest per annum. The share of Series AA Preferred is convertible in to 3,473,510 shares of the Common Stock at any time at the option of the holder or at the option of the Company upon the occurrence of certain Trigger Events. These "Trigger Events" are, first, the closing of the public offering contemplated by the registration statement filed by SRC (or the closing of a comparable fund opportunity) and second, the Company achieving certain specified commercial loan origination volumes (the "Trigger Events"). If the Trigger Events have not occurred by June 30, 1998, then the Harbert Fund shall have the right to designate a majority of the Company's Board of Directors until such time as the Trigger Events do occur. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Note 13
- Subsequent Events - to the Consolidated Financial Statements."

SERIES BB PREFERRED

Effective March 3, 1998, the Company and ContiWest Corporation, an affiliate of Conti ("ContiWest") entered into a stock purchase agreement (the "Conti SPA"). Pursuant to the Conti SPA, the Company issued one share of Series BB Convertible Preferred Stock (the "Series BB Preferred") in exchange for $2 million cash and a warrant to purchase up to 200,000 shares of the Common Stock at a price of $2 per share. These warrants may vest and expire annually over an indefinite number of years based upon the Company's earnings per share, as reported in its annual report, and the continued availability to the Company of a funding facility under ContiTrade's securitization program. The Series BB Preferred was issued to ContiWest without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The share of Series BB Preferred has a liquidation preference of $2,000,000, plus a 12% cumulative dividend thereon from March 3, 1998. The share of Series BB Preferred Stock is convertible into one million shares of the Common Stock at any time at the option of the holder or at the option of the Company upon the occurrence of the Trigger Events. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Note 13 - Subsequent Events - to the Consolidated Financial Statements."

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

HIGHLIGHTS

The Company derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include third-party asset management, loan servicing, mortgage loan originations and European operations. The Company continues to develop its business lines to grow both its historic, core businesses such as asset management and loan servicing, as well as newer, related businesses such as mortgage loan origination. The Company plans to significantly expand its third-party asset management services by serving as manager of SRC. The Company utilizes strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management is actively pursuing additional acquisitions and alliances.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to,""attempting," "would,""contemplated,""believes" or comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the Company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors which could materially and adversely affect the future operating results of the Company are:


- The Company is currently operating at a loss. Management anticipates that these losses will continue until the Company is able to increase its revenues by originating mortgage loans and securing additional asset management and servicing contracts.

- Many of the Company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the Company's revenues and profitability.

- The Company currently operates as a rated servicer. If the Company no longer received ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

- The Company may not be successful in its efforts to continue to develop and expand its mortgage loan origination capability for a number of reasons. Currently, the commercial mortgage lending industry has numerous competitors with large amounts of capital available for mortgage lending. The ContiTrade loan conduit program, and its related funding facility, may at some point be unavailable to the Company or may be available only on terms less favorable than those currently available to the Company. In addition to attempting to continue the internal growth of its mortgage loan origination capability, the Company intends to augment its lending capability through strategic acquisitions and alliances, expanded product lines and participation in additional lending programs. The Company may be unsuccessful in some or all of these efforts which, in turn, may adversely affect the Company's revenues and profitability.

- The Company may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

- Until such time, if ever, as the public offering contemplated by the registration statement filed by SRC closes and becomes effective, the Company will be unable to derive benefits either from a management agreement with SRC or from any investment in SRC.

BUSINESS OUTLOOK

In 1998, management anticipates continuing the initiatives implemented with its strategic business plan in June 1997. Pursuant to this plan, the Company continues to reposition its core businesses, such as third-party asset management and loan servicing, and to develop new, related businesses such as mortgage loan origination. This repositioning is resulting in a shift in the composition of the Company's revenues. Historically, the Company has derived its primary revenues from third-party asset management activities. The Company anticipates that mortgage loan origination will now be a primary source of its revenues. Third-party asset management as well as loan servicing will continue to be important sources of revenue for the Company. The Company will also continue to seek to expand its revenue base through European Operations and other activities related to its basic business units.

Mortgage loan origination is a new business unit for the Company. In 1997, the Company became a loan correspondent in ContiTrade's conduit lending program. Under this program, ContiTrade purchases qualifying multifamily and commercial loans from the Company at closing under a funding facility. ContiTrade then holds the loans for later sale into securitization programs. The Company retains servicing rights to the loans and has an opportunity to share in profits upon the sale of loans into a securitization. The Company is also refinancing certain loans in the acquired Merchants and R/L/M portfolios under a limited license in the FNMA DUS Program. The Company intends to continue to devote significant resources to the expansion of its mortgage loan origination capabilities through acquisitions, the development of correspondent relationships and internal growth. Management anticipates that mortgage loan originations will become a primary source of the Company's revenues.

Third-party asset management has historically been a core business of the Company. While, in 1997, the Company's principal investment banking client placed a large number of assets under the Company's management into a securitization, that client continues to enter into additional asset management engagements with the Company. Currently, the asset management activities of the

Company typically include the management of large individual assets, such as loans secured by hotels or office buildings, or portfolios of commercial real estate assets pending a client's securitization or disposition of those assets. The Company intends to continue to develop and expand its activities in this area. In addition, if an offering as contemplated by the registration statement filed by SRC becomes effective and closes, then management anticipates that the Company will derive a portion of its future revenues from the fees earned from providing management services with respect to the assets and operations of SRC pursuant to a comprehensive management agreement. The Company's asset management unit will devote substantial resources to this engagement with SRC. If the public offering contemplated by the registration statement filed by SRC does not become effective and close, management will seek to expand its asset management services through other means. Management believes that asset management will continue to be an important source of revenue for the Company.

The Company holds "above average" ratings as a special servicer from S&P and Fitch, the second highest ratings available from each agency. Utilizing its capabilities as a rated servicer, the Company is actively seeking to acquire servicing rights to additional assets. The Company is also seeking to expand its capabilities to act as a rated servicer in all facets of securitized transactions.

In 1997 the Company entered into a joint venture to provide asset management, financial and advisory services to an investment group which acquired an interest in a large portfolio of real estate assets from an agency of the Swedish government. The Company continues to pursue acquisitions of asset portfolios and operating entities overseas and expects revenues from European Operations to increase.

To return to operating profitability, the Company must continue to develop and expand revenues both in its new business operations as well as its historic, core businesses. Additionally, the Company must sustain the benefits realized from the restructuring plan implemented in 1997. There can be no assurance, however, that the Company will successfully implement any or all elements of its strategic business plan, that implementation will occur at any particular time or that implementation will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Although total revenues decreased slightly in 1997 from 1996, revenue components changed significantly, with management fees decreasing by approximately $2.4 million in 1997. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the Company's revenue. The change in the management fee revenue components reflects the Company's continuing transition from fee structures associated with its former public-sector contracts to revenue streams under private-sector contracts which generally provide for lower ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. In 1997, the Company had public-sector contract revenues of approximately $1.1 million, or 10% of total revenues, compared to approximately $5.3 million, or 50% of total revenues, in 1996. Pursuant to its strategic business plan, the Company is continuing to take steps to reposition the Company's core businesses, to grow both those businesses and new, related activities. Increased fees from other sources almost entirely offset the decrease in management fees. These new revenue sources include: loan origination activities, corporate acquisitions, European development activities, new revenue sources developed from equity investments in partnerships and joint ventures and loan servicing. The Company operates in the real estate industry, which is a cyclical business environment. Commensurate with the change in the real estate business cycle, management expects the change in revenue components to continue, with asset management revenues decreasing as a percentage of total revenues and being replaced with increased revenues from lending and servicing activities.

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. The gross contract value of assets under management were $852 million and $950 million at December 31, 1997 and 1996, respectively. Management fee revenues decreased $2,377,047 to $3,414,713 in 1997 from $5,791,760 in 1996 and reflect the general cyclical recovery of the commercial real estate sector of the economy. The decrease in management fee revenues for 1997 versus 1996 was specifically reflected in decreases in both private- and public-sector contract revenues. The decrease in private-sector contract revenues, as detailed below, was generally attributed to the loss of a large number of assets under the Company's management that were placed into a securitized transaction by an investment-banking client. Additionally, management fees decreased because of contracts being resolved and being replaced with contracts providing for generally lower ongoing management fees. Approximately 6% of management fees were attributable to public-sector contracts in 1997 compared to 16% in 1996.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues increased $232,233 to $3,450,523 in 1997 from $3,218,290 in 1996. Approximately 26% of the fees were from public-sector contracts in 1997 compared to approximately 87% in 1996. Disposition fees increased primarily from disposition fees on a large number of assets under the Company's management that were placed into a securitized transaction by an investment-banking client. The Company received disposition fees of $1,150,000 as a result of this transaction.

Certain contracts provide for incentive fees if the Company achieves net cash collections in excess of thresholds established in the contracts. Incentive fees increased $364,479, to $1,669,691 in 1997 from $1,305,212 in 1996.
Approximately 70% of the 1997 fees were due to one private-sector contract threshold being attained. The incentive levels in 1996 were primarily based on public-sector contracts.

Mortgage origination revenues of $522,985 reflect the generation of fees from mortgage origination and the gain on sale of loans resulting from the commencement of commercial mortgage loan origination activities.

Loan servicing fees-net reflect loan servicing fees primarily generated from FNMA DUS loan portfolios obtained through the acquisitions of Merchants and R/L/M net of amortization of acquired servicing rights associated with those acquisitions.

Interest income increased $352,985 to $418,015 in 1997 from $65,030 in 1996. The increase is attributed to earnings on invested restricted cash balances resulting from the Merchants and R/L/M acquisitions, unrestricted interest earnings on certain loan escrows associated with the FNMA DUS Program and interest paid on certain asset management contracts settled in 1997.

The equity in income (losses) from partnerships was primarily from a joint venture performing asset management, financial and advisory services to an investment group that acquired an interest in a portfolio of real estate assets from the Swedish government. Additionally, the Company recorded equity earnings attributable to investments obtained through the acquisition of Eastern.

Other revenues generally consist of fees for accounting, due diligence and consulting services.

Personnel expenses, insurance, professional and other expenses, and occupancy expenses decreased approximately $2.9 million, or 25%, to $8.9 million in 1997 from $11.8 million in 1996. The decreases were primarily caused by the disposition of CSW in July 1996, and by the operational restructuring resulting from the expiration of the Company's public-sector contracts.
Also, as a result of the implementation of the Company's strategic business plan in 1997, the Company exited certain non-core businesses and closed offices. Because of these factors, staffing was significantly reduced and other expense components were restructured to reduce overall expenses. Management expects certain operating expenses for targeted revenue activities, such as loan origination, to increase with the change in lending volume.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $1,989,984, or 22%, to $6,958,227 for 1997 from $8,948,211 for 1996. The decreases were primarily caused by the disposition of CSW in July 1996 and by operational restructuring as a result of the expiration of the Company's public-sector contracts and implementation of its strategic business plan. Because of these factors, staffing was reduced significantly from 1996, with resultant decreases in salaries, payroll taxes and benefits expenses.

Insurance, professional and other operating expenses decreased $690,233 or 39%, to $1,064,087 for 1997 from $1,754,320 for 1996. Corresponding with the disposition of CSW and the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services were restructured to reduce overall expenses.

Occupancy expenses decreased $245,571, or 22%, to $862,155 in 1997 from $1,107,726 in 1996. The decrease is generally attributed to the disposition of CSW in 1996, and the closure and downsizing of offices resulting from implementation of the strategic business plan.

Interest expense increased $102,900 to $344,024 for 1997 from $241,124 for 1996. The increase primarily results from debt incurred for the R/L/M acquisition.

Amortization and depreciation decreased $463,236 to $346,754 for 1997 from $809,990 for 1996. The decrease in amortization and depreciation expenses for 1997 primarily reflects the impacts of 1996 transactions charging off approximately $1,226,000 of unamortized goodwill of consolidated subsidiaries in 1996.

Abandoned acquisition expenses primarily reflect legal, accounting, and other professional fees incurred by the Company, directly or through contractual commitments, for due diligence conducted in conjunction with four abandoned corporate acquisitions.

In June 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $494,400, all of which were recorded in the second quarter of 1997. Management expects to complete the restructuring plan by the end of the first quarter of 1998. The Company intends to use available cash to fund these expenditures.

The employment contract settlement of $206,563 in 1997 reflects a non-recurring charge representing the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

The loss on sale of subsidiary in 1997 primarily represents the loss on the sale of the Company's 100% interest in Prime Tempus, Inc. In connection with the June 1997 restructuring. The loss on sale of subsidiary in 1996 represents the loss on the sale of its 80% interest in CSW and the write-off of related unamortized goodwill from the CSW acquisition.

The minority interest expense reflects the 20% of CSW's operations not owned by the Company.

The income tax benefit of $217,170 for the year ended December 31, 1997 generally reflects taxes on book income at the statutory federal income tax rate giving effect to the net effects of deductions for deferred loan servicing and non-deductible foreign losses and amortization.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased $148,860 to $735,940 at December 31, 1997 from $587,080 at December 31, 1996. The Company had aggregate bank credit facilities of $750,000, of which none was outstanding at December 31, 1997.

In April 1997, the Company repaid bank borrowings of $950,000 outstanding at March 31, 1997 with a portion of the funds from the collection of the federal tax refund due the Company for the year ending December 31, 1996. Also, in April 1997, the Company obtained a new bank letter of credit to secure its obligations under a Six-Month Adjustable Rate Industrial Revenue Bond for a building which serves as the Company's headquarters. The Company is in compliance with all covenants of the letter of credit.

Pursuant to the Harbert SPA, as amended, the Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into the Harbert SPA Amendment pursuant to which the Harbert Fund purchased one share of the Series AA Preferred on the terms and conditions set forth in the Harbert SPA Amendment. See "Note 13 - Subsequent Events - to the Consolidated Financial Statements."

In March 1998, the Company and ContiWest entered into the Conti SPA whereby Conti invested $2 million in exchange for one share of Series BB Preferred on the terms and conditions set forth in the Conti SPA, and a warrant for 200,000 shares of the Common Stock. See "Note 14 - Subsequent Events - to the Consolidated Financial Statements."

The Company anticipates that it will invest $2 million in SRC and grant SRC warrants to acquire up to two million shares of the Common Stock. In exchange, the Company expects to receive common stock of SRC in a private placement in conjunction with an initial public offering of that stock and stock options in SRC. The Company intends to use cash from private investment capital infusions to fund this investment.

The Company expects to fund current operations with cash provided by operations, proceeds provided from private investment capital infusions, and from draws on bank credit facilities. Moreover, the Company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative funding sources to fund those deficits.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company is also actively pursuing private equity capital infusions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows from operating activities increased $728,648 to $1,064,639 for 1997 from $335,991 in 1996. Although the Company incurred a net loss in 1997, the impact of the net loss was offset by the net change in working capital components. Working capital component changes for 1997 primarily consist of the collection of a tax refund receivable and increases in current liabilities. As previously discussed, during 1996, the Company incurred non-cash charges to write-off its investment in CSW. The charges were offset by a net decrease in cash provided from the net change in working capital components; primarily relating to the payment in 1996 of 1995 tax liabilities.

Cash flows used in investing activities increased to $1,520,871 for 1997 from $315,147 in 1996. The change was primarily from net cash paid for the R/L/M Acquisition which was offset in part by the use of restricted cash and cash distributions received from partnerships and joint ventures. The distributions from partnerships and joint ventures were from the Company's interests in a European joint venture performing asset management, financial and advisory services to an investment group, and from entities acquired with the Eastern acquisition in October 1996.

Cash flows from financing activities increased to $605,092 for 1997 from $290,698 in 1996. The increase is generally attributable to the receipt of net proceeds from the issuance of equity shares, primarily to the Harbert Fund. The change was partially offset by the change in net borrowings, with the Company reducing debt during 1997 while incurring debt during 1996.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements filed with this item are listed below:

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report..........................................     F-2

Consolidated Balance Sheets, December 31, 1997 and 1996...............     F-4

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996............................................     F-5

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1997 and 1996................................     F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996............................................     F-7

Notes to Consolidated Financial Statements for the years
ended December 31, 1997 and 1996......................................     F-9

INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders of
  Crown NorthCorp, Inc. and Subsidiaries

We have audited the accompanying historical consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also examined the pro forma adjustments reflecting the sale of Series AA and Series BB Preferred Stock as described in Note 13 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheet of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1997. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

The objective of this pro forma financial information is to show what the significant effects on the historical information might have been had the sale of Series AA and Series BB Preferred Stock occurred at an earlier date.

In our opinion, the accompanying pro forma consolidated balance sheet of Crown NorthCorp. Inc. and subsidiaries as of December 31, 1997 gives appropriate effect to the pro forma adjustments necessary to reflect the sale of the Series AA and Series BB Preferred Stock as described in Note 13 and the pro forma column reflects the proper application of those adjustments to the historical financial statements.



March 6, 1998 (except for Note 13 as to
 which the date is March 24, 1998)

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------
ASSETS                                                              1997                 1996
                                                                    ----                 ----
                                                         HISTORICAL     PRO FORMA     HISTORICAL
                                                       -------------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $   735,940     $ 6,306,625    $  587,080
  Accounts receivable - net of allowance of $30,000
    in 1997 and $20,000 in 1996                          1,672,306       1,672,306     1,235,009
  Income tax refund receivable                              96,345          96,345     1,211,129
  Prepaid expenses and other assets                        178,938         178,938       153,990
                                                       -----------      ----------     ---------
            Total current assets                         2,683,529       8,254,214     3,187,208

PROPERTY AND EQUIPMENT - Net                             2,014,746       2,014,746     2,007,642

RESTRICTED CASH                                          4,550,766       4,550,766     3,668,604

GOODWILL - Net of accumulated amortization of $183,945
  in 1997 and $262,665 in 1996                             503,833         503,833       353,613

OTHER ASSETS:
  Loan servicing rights - net of accumulated
    amortization of $81,555 in 1997                        963,981         963,981       244,787
  Investments in partnerships and joint ventures           383,094         383,094       308,834
  Contract incentive fee receivable                        188,069         188,069
  Other                                                    132,595         132,595       163,901
                                                       -----------      ----------     ---------
            Total other assets                           1,667,739       1,667,739       717,522
                                                       -----------      ----------     ---------
TOTAL                                                  $11,420,613     $16,991,298    $9,934,589
                                                       -----------      ----------     ---------
                                                       -----------      ----------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation, benefits and payroll taxes     $   608,738     $   608,738    $  305,485
  Current portion of long-term obligations                 394,500         394,500     1,097,458
  Accrued abandoned acquisition expenses                   307,054         307,054
  Accounts payable                                         229,002         229,002       247,157
  Application and commitment fee deposits                  218,032         218,032
  Accrued profit sharing plan contribution                 120,000         120,000
  Accrued expenses - other                                 265,685         265,685        94,584
                                                       -----------      ----------     ---------
            Total current liabilities                    2,143,011       2,143,011     1,744,684

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion         2,563,550       2,563,550     2,180,694
  Allowance for loan losses                              1,250,000       1,250,000     1,261,485
  Deferred tax liability                                    74,517          74,517
  Other                                                     61,204          61,204             -
                                                        -----------      ----------     ---------
            Total long-term obligations                  3,949,271       3,949,271     3,442,179

REDEEMABLE PREFERRED STOCK                               2,000,000       2,000,000     2,500,000

SHAREHOLDERS' EQUITY:
  Common stock                                             108,310         108,310        88,269
  Convertible preferred stock:
    Series AA                                                    -               -             -
    Series BB
    Series A (liquidation preference - $450,000
      plus unpaid dividends)                                     -               -             5
  Additional paid-in capital                             4,209,752       9,780,437     2,793,125
  Accumulated deficit                                     (976,367)       (976,367)     (616,937)
  Treasury stock, at cost                                  (13,364)        (13,364)      (16,736)
                                                       -----------      ----------     ---------
            Total shareholders' equity                   3,328,331       8,899,016     2,247,726
                                                       -----------      ----------     ---------
TOTAL                                                  $11,420,613     $16,991,298    $9,934,589
                                                       -----------      ----------     ---------
                                                       -----------      ----------     ---------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                           1997         1996
                                                           ----         ----
REVENUES:
  Management fees                                    $  3,414,713    $  5,791,760
  Disposition fees                                      3,450,523       3,218,290
  Incentive fees                                        1,669,691       1,305,212
  Mortgage origination                                    522,985
  Loan servicing fees                                     501,945
  Interest income                                         418,015          65,030
  Equity in income (losses) from partnerships             212,468          (3,173)
  Other                                                   349,977         261,639
                                                     ------------      -----------
            Total revenues                             10,540,317      10,638,758
                                                     ------------      -----------
EXPENSES:
  Personnel                                             6,958,227       8,948,211
  Insurance, professional and other                     1,064,087       1,754,320
  Occupancy                                               862,155       1,107,726
  Interest                                                344,024         241,124
  Amortization and depreciation                           346,754         809,990
  Abandoned acquisition expenses                          758,881
  Restructuring expenses                                  494,409
  Employment contract settlement                          206,563
  Loss on sale of subsidiary                               66,976       2,104,567
  Minority interest                                                       177,171
                                                     ------------      -----------
            Total expenses                             11,102,076      15,143,109
                                                     ------------      -----------
LOSS BEFORE INCOME TAXES                                 (561,759)     (4,504,351)

INCOME TAX BENEFIT                                       (217,170)     (1,237,422)
                                                     ------------      -----------
NET LOSS                                             $   (344,589)   $ (3,266,929)
                                                     ------------      -----------
                                                     ------------      -----------
LOSS PER SHARE, BASIC AND DILUTED                    $      (0.04)   $      (0.40)
                                                     ------------      -----------
                                                     ------------      -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                     9,991,330       8,202,932
                                                     ------------      -----------
                                                     ------------      -----------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                           CONVERTIBLE
                                        PREFERRED STOCK
                                            SERIES A                      RETAINED      EXCESS
                       COMMON STOCK   --------------------  ADDITIONAL    EARNINGS     PURCHASE                             TOTAL
                  SHARES               SHARES                 PAID-IN   (ACCUMULATED   PRICE OF       TREASURY STOCK   SHAREHOLDERS'
                  ISSUED     AMOUNT    ISSUED      AMOUNT     CAPITAL     DEFICIT)    SUBSIDIARY    SHARES     AMOUNT    EQUITY
                ---------  ---------  ---------  ---------  ----------  ------------  ----------  ---------  ---------  ----------
BALANCE,
  DECEMBER
  31, 1995      8,250,000  $  82,500                        $2,192,772  $  2,658,461  $  (53,742)   (50,221) $ (16,736) $4,863,255

Amortization
  of excess
  purchase of
  subsidiary                                                                              53,742                            53,742

Issuance of
  common stock    576,924      5,769                           369,231                                                     375,000

Issuance of
  preferred
  stock                                     450  $       5     231,122                                                     231,127

Dividends
  paid -
  Series A
  Preferred                                                                   (8,469)                                       (8,469)

Net loss for
  the year
  ended
  December 31,
  1996                                                                    (3,266,929)                                   (3,266,929)
                ---------  ---------  ---------  ---------  ----------  ------------  ----------  ---------  ---------  ----------


BALANCE,
  DECEMBER
  31, 1996      8,826,924     88,269        450          5   2,793,125      (616,937)          0    (50,221)   (16,736)  2,247,726

Issuance of
  common
  stock         1,436,012     14,360                         1,382,835                                                   1,397,195
Conversion
  of preferred
  stock           560,135      5,602       (450)        (5)     (5,597)
Dividends
  paid -
  Series A
  Preferred         7,911         79                            14,762       (14,841)
Issuance of
  treasury
  shares                                                        24,627                               10,128      3,372      27,999

Net loss for
  the year
  ended
  December 31,
  1997                                                                      (344,589)                                     (344,589)
                ---------  ---------  ---------  ---------  ----------  ------------  ----------  ---------  ---------  ----------


BALANCE,
  DECEMBER
  31, 1997     10,830,982   $108,310          0  $       0  $4,209,752  $   (976,367) $        0    (40,093) $ (13,364) $3,328,331
               ----------  ---------  ---------  ---------  ----------  ------------  ----------  ---------  ---------  ----------
               ----------  ---------  ---------  ---------  ----------  ------------  ----------  ---------  ---------  ----------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------

                                                       1997           1996
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (344,589)   $(3,266,929)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                     346,754        809,990
    Decrease in reserve for loan losses              (371,485)
    Equity in loss (income) from investment in
    partnerships and joint ventures                  (212,468)         3,173
    Loss on disposal of property and equipment         71,731         47,779
    Loss on sale of subsidiary                         66,976      2,104,567
    Minority interest                                                177,171
    Deferred income tax (credit)                                     (40,525)
    Other                                               8,358         76,919
    Change in operating assets and liabilities -
     net of effects from purchases and
     divestitures of subsidiaries:
       Accounts receivable                           (446,167)     3,885,174
       Income tax refund receivable                 1,114,784     (1,211,129)
       Loan servicing rights                         (247,310)
       Prepaid expenses and other assets              (84,636)        19,483
       Accounts payable and accrued expenses        1,162,691     (2,269,682)
                                                  -----------    -----------

            Net cash provided by operating
              activities                            1,064,639        335,991
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                         476,573
  Distributions from partnerships and joint
    ventures                                          357,308         82,146
  Net cash acquired in (paid for) corporate
    acquisitions and mergers                       (1,606,855)       168,776
  Net cash disposed in corporate divestitures         (36,056)       (71,674)
  Purchase of property and equipment                 (334,257)      (283,996)
  Investment in partnerships and joint ventures      (219,100)      (156,010)
  Purchase of loan servicing rights                 (158,484)
  Other                                                              (54,389)
                                                  -----------    -----------

            Net cash used in investing activities  (1,520,871)      (315,147)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable              (5,213,388)    (1,716,848)
  Proceeds from notes payable                       4,893,286      2,536,393
  Issuance of common stock                          1,425,194        138,607
  Redemption of Series B preferred stock             (500,000)
  Distributions to minority interest                                (581,491)
  Other                                                              (85,963)
                                                  -----------    -----------

            Net cash provided by financing
              activities                              605,092        290,698
                                                  -----------    -----------

NET INCREASE IN CASH DURING THE YEAR                  148,860        311,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        587,080        275,538
                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $  735,940     $   587,080
                                                  -----------    -----------
                                                  -----------    -----------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)

----------------------------------------------------------------------------

                                                       1997           1996
                                                       ----           ----
SUPPLEMENTAL INFORMATION

CASH PAID FOR INTEREST                            $   271,858    $   261,117
                                                  -----------    -----------
                                                  -----------    -----------

CASH PAID FOR INCOME TAXES                                       $ 1,350,000
                                                                 -----------
                                                                 -----------

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
  Accounts receivable                             $    16,983    $    40,592
  Property and equipment - net                                         2,368
  Restricted cash                                   1,358,735      3,298,653
  Other assets                                        591,137        508,553
  Accounts payable and accrued expenses                              (26,330)
  Loan loss reserve                                  (360,000)    (1,261,485)
                                                  -----------    -----------

      Net assets acquired, net of acquired cash     1,606,855      2,562,351

  Amount financed - preferred stock                               (2,731,127)
                                                  -----------    -----------

      Net cash (acquired in) paid for
        corporate acquisitions                    $ 1,606,855    $  (168,776)
                                                  -----------    -----------
                                                  -----------    -----------

CORPORATE DIVESTITURE:
  Accounts receivable                             $    25,853    $   606,323
  Property and equipment, net                           7,926        204,267
  Goodwill                                                         1,170,000
  Other assets                                            321        258,137
  Accounts payable                                     (3,180)       (95,000)
  Minority interest                                                 (110,834)
                                                  -----------    -----------
            Net assets disposed, excluding cash        30,920      2,032,893
  Disposed cash                                        36,056         71,674
                                                  -----------    -----------

            Loss on sale of subsidiary            $    66,976    $ 2,104,567
                                                  -----------    -----------
                                                  -----------    -----------

PAYMENT OF NOTE PAYABLE BY ISSUANCE OF
  COMMON STOCK                                                   $   236,393
                                                                 -----------
                                                                 -----------

PAYMENT OF PREFERRED DIVIDENDS BY ISSUANCE OF
  COMMON STOCK                                    $    14,841
                                                  -----------
                                                  -----------
PAYMENT OF BOARD OF DIRECTORS' FEES BY
   ISSUANCE OF TREASURY STOCK                     $    27,999
                                                  -----------
                                                  -----------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1.   BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

     BUSINESS DESCRIPTION - The Company is a specialty financial services company providing access to capital to owners and operators of commercial real estate, and risk management services to investors seeking high yields through commercial real estate related investments. The Company offers comprehensive services to commercial real estate markets including commercial mortgage loan origination, loan servicing and third party asset management and advisory services. Assets managed are located throughout the United States and Europe and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

     CONCENTRATIONS - Public sector contracts accounted for approximately 9% and 50% of revenues for 1997 and 1996, respectively, and approximately 0% and 50% of total accounts receivable at December 31, 1997 and 1996, respectively. Private sector contracts with one customer accounted for 34% and 24% of revenues for 1997 and 1996, respectively, and approximately 19% and 15% of total accounts receivable at December 31, 1997 and 1996, respectively. Certain private sector contracts are generally cancelable by the contractor with 30 days notice.

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

     LOAN SERVICING RIGHTS - The Company records an asset upon the sale of a loan with servicing retained and allocates the cost of the loan to the servicing rights and to the loans based on their relative fair values. The resulting gain on sale of loans is included in mortgage origination. The Company also purchases mortgage servicing rights and records such rights at the cost to purchase.

     The cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of loan servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

     LOAN SERVICING FEES - Loan servicing fees are recognized as earned under the terms of the related servicing contract.

     INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES - The Company's general partner and Joint Venture investments (ranging from 1% to 50%) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities.

     ALLOWANCE FOR LOAN LOSSES - In connection with the acquisitions of Merchants Mortgage Corporation at December 31, 1996 and of Reinlein/Lieser/McGee Holding Corporation in January 1997 (see Note 2), the Company established an allowance for loan losses to provide for estimated losses in the acquired mortgage portfolios serviced (see Note
     11). The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The factors utilized by management in its periodic evaluation of the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral, evaluation of the loan portfolio in conjunction with historical loss experience, portfolio composition, and current and projected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management.

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

     DISPOSITION FEES - Disposition and bonus fees, less retainages, are recorded as revenue when the disposition of an asset has been consummated and the gross proceeds from the disposition have been received by the asset owner. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. The Resolution Trust Corporation retained a portion of all disposition fees earned. The retainage receivable of $680,533 at December 31, 1996 was collected in 1997. There is no retainage receivable at December 31, 1997.

     INCENTIVE FEES - Certain contracts provide for incentive fees if the Company achieves net cash collections in excess of thresholds established in the contracts. Upon substantial achievement of related thresholds, long-term contract revenues are recognized on the percentage-of-completion method based on assets realized relative to total contract assets, net of any anticipated losses. Billings for long-term contracts are rendered periodically, as permitted by contract terms.

     MORTGAGE ORIGINATION FEES - Beginning in 1997, the Company receives fees to originate and process certain loans. Upon closing the loan, the Company immediately sells the loan and recognizes origination fees as income.

     ABANDONED ACQUISITIONS - Abandoned acquisition expenses primarily reflect legal, accounting, and other professional fees incurred by the Company, directly or through contractual commitments, for due diligence conducted in conjunction with four abandoned corporate acquisitions

     INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     LOSS PER COMMON SHARE - Loss per share is computed based on the loss applicable to common stock after deducting Series A Preferred stock dividends divided by the weighted average number of common shares outstanding during the period. As the Company had net losses in 1997 and 1996 there are no potential common shares to be included in the computation of diluted per-share amount, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", issued in February 1997.

     EMPLOYMENT CONTRACT SETTLEMENT - During 1997 the Company settled the employment contract with an individual. The entire agreed upon settlement of $206,563, including benefits and the Company's share of taxes, was paid during the year.

     MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARD - Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and
     Related Information", issued in June 1997, amended Financial Accounting Standards Board Statement No. 14 "Financial Reporting for Segments of a Business Enterprise" to require financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will, as required, adopt this statement effective for the year beginning January
     1, 1998. The statement will affect the financial statement presentation of the Company. The Company does not anticipate the statement impacting the financial position, results of operation or cash flows of the Company.

     RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     In January 1997, the Company acquired the stock of Reinlein/Lieser/McGee Holding Corporation (R/L/M) and R/L/M Employee Benefit Corporation for approximately $1,129,000, financed primarily through two bank loans (with scheduled monthly payments of principal and interest through February 1, 2002). A portion of the purchase price, $200,000, has been placed in escrow and is recoverable by the Company if subsequent R/L/M losses exceed a stipulated amount. The acquisition was accounted for using the purchase method of accounting, and the excess purchase price over net identifiable assets acquired, approximately $240,000, was allocated to goodwill and is being amortized over 10 years. The results of operations have been reflected in the financial statements since January 1997. R/L/M is a servicer of multifamily loans for the Delegated Underwriting and Servicing Program ("DUS") administered by the Federal National Mortgage Association ("FNMA").

     On December 31, 1996 the Company acquired 100% of the stock of Merchants Mortgage Corporation (Merchants) for approximately 2,000 shares of the Company's Series B Preferred Stock, and 500 shares of the Company's Series C Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting, and the results of operations have been reflected in the financial statements since that date. Merchants is a servicer of multifamily loans for the DUS program administered by FNMA.

     Effective October 1996, the Company acquired 100% of the stock and membership interests in Eastern Realty Corporation and affiliates (Eastern), a land management company, for $168,776 cash, 450 shares of Series A Convertible Preferred Stock, and warrants for the issuance of 149,300 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting and the results of operations have been reflected in the financial statements since that date.

     The Company acquired 80% of CSW Associates, Inc. (CSW), in June 1995 for approximately $953,000 cash and $1,270,000 in notes payable to the former shareholders. The CSW acquisition was accounted for using the purchase method which resulted in the Company recording goodwill of approximately $1,730,000. Effective July 31, 1996, the Company sold its 80% interest in CSW for a nominal amount to a shareholder and recorded a loss on the sale of approximately $2,104,600, which included the write-off of approximately $1,170,000 of goodwill.

     Effective October 1, 1995, the Company acquired 100% of the outstanding capital stock of Prime Tempus, Inc. for $173,911 cash (net of cash acquired). Effective June 30, 1997, the Company sold its interest in Prime Tempus for a nominal amount and recorded a loss on the sale of approximately $67,000.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions and dispositions had occurred at the beginning of 1996:

       Revenues                                  $  11,812,000
       Expenses                                     12,200,000
                                                 -------------
       Loss before taxes                              (388,000)
       Income tax (credit)                            (107,000)
                                                 -------------

       Net loss                                  $    (281,000)
                                                 -------------
                                                 -------------

       Loss per share, basic and diluted         $       (0.03)
                                                 -------------
                                                 -------------


     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the transactions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1997 and 1996:

                                                       1997         1996
                                                       ----         ----
       Land                                         $  271,845   $  271,845
       Building and improvements                     1,137,112    1,132,473
       Furniture and equipment                       1,397,760    1,696,313
                                                    ----------   ----------
            Total property and equipment             2,806,717    3,100,631
       Less accumulated depreciation                  (791,971)  (1,092,989)
                                                    ----------   ----------

       Property and equipment - net                 $2,014,746   $2,007,642
                                                    ----------   ----------
                                                    ----------   ----------

4.   RESTRUCTURING EXPENSE

     In June 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. The Company expects to incur total restructuring charges of approximately $494,000, which was recorded in 1997. Included in accrued expenses at December 31, 1997 is $85,000 of restructuring expense not paid in 1997. Management expects to complete the restructuring plan over the first quarter 1998. The Company intends to use available cash to fund these expenditures.

5.   NOTES AND BONDS PAYABLE

     At December 31, 1997, the Company has available a $750,000 line of credit under a commercial revolving note, expiring April 1998, bearing interest at the bank's prime rate of interest plus .25% (8.75% at December 31, 1997). There were no borrowings outstanding on the line.

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                              1997           1996
                                                              ----           ----
     Six Month Adjustable Rate Industrial Development
       Revenue Bonds, annual principal payments and
       semi-annual interest payments, 3.7% and 3.9%
       interest rate at December 31, 1997 and 1996,
       respectively, based on terms of the indenture,
       due April 2015.                                    $1,330,000     $1,365,000
     Installment Note payable, prime plus 0.5% (9.0% at
       December 31, 1997), monthly payments of $23,021
       plus interest, remaining principal and interest
       due February 1, 2002                                1,128,050
     Installment Note payable, prime (8.5% at December
       31, 1997), monthly interest only payments through
       February 1998, monthly payments of $8,333
       principal plus interest from March 1998 through
       January 2002, remaining principal and interest
       due February 2002.                                    500,000
     Note payable - bank, bank's prime rate plus 0.5%
       (8.75% at December 31, 1996), repaid in 1997                       1,163,152
     Note payable - bank, bank's prime rate plus 0.25%
       (8.5% at December 31, 1996), repaid in 1997                          750,000
                                                          ----------     ----------
       Total                                               2,958,050      3,278,152
     Less current portion                                    394,500      1,097,458
                                                          ----------     ----------
     Long-term debt                                       $2,563,550     $2,180,694
                                                          ----------     ----------
                                                          ----------     ----------



     The Six Month Adjustable Rate Industrial Revenue Bonds are secured by a $1,498,500 letter of credit collateralized by a first mortgage on the land and building (which serves as corporate headquarters) and a restricted cash escrow account ($335,686 and $369,951 at December 31, 1997 and 1996, respectively) required under the bond indenture.

     The installment notes payable and line of credit are collateralized by cash deposits of $2,715,080, loan servicing rights, and other non-cash benefits from the mortgages acquired in the Merchants and R/L/M acquisitions (see Note 2).

     The scheduled sinking fund redemption and principal repayments related to the notes and bonds are as follows:

       Year ending December 31:
         1998                                            $  394,500
         1999                                               416,256
         2000                                               416,256
         2001                                               421,256
         2002                                               184,782
         Thereafter                                       1,125,000
                                                         ----------
           Total                                          2,958,050
         Less current portion                               394,500
                                                         ----------

         Total long-term portion                         $2,563,550
                                                         ----------
                                                         ----------

     At December 31, 1997, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities.

6.   LEASES

     The Company, in its operations, leases office facilities and equipment. All leases in effect at December 31, 1997, which expire on various dates through 1999, have been classified as operating leases. Rent expense was approximately $316,000 and $563,000 in 1997 and 1996, respectively.

     The future minimum operating lease payments as of December 31, 1997 are as follows:


                                             EQUIPMENT    OFFICES
                                             ---------    -------
       Year ending December 31:
         1998                              $  191,844   $  107,241
         1999                                  53,480       89,859
                                           ----------   ----------

         Total                             $  245,324   $  197,100
                                           ----------   ----------
                                           ----------   ----------

7.   RELATED PARTY TRANSACTIONS

     The Company conducts some of its operations through various joint ventures and other partnership forms which are principally accounted for using the equity method. Included in the Company's revenues for 1997 and 1996 are equity in income (loss) of related companies of approximately $212,500 and ($3,200), respectively. The Company also provides services for the ventures and included in revenues for 1997 and 1996 are management, incentive, retainer and disposition fees of approximately $1,141,000 and $47,700, respectively, related thereto.

     During 1997 and 1996, the Company performed servicing, consulting and accounting services for various companies affiliated with the Controlling Shareholder. The Company generated revenues of approximately $7,000 in 1997 and $86,000 in 1996 from these services.

     During 1997 and 1996 the Company paid approximately $27,000 and $28,000, respectively, to affiliates of the Controlling Shareholder for miscellaneous services.

8.   SHAREHOLDERS' EQUITY

     At December 31, 1997 and 1996, the Company has 30,000,000 authorized shares of its $.01 par value common stock (Common Stock) and 1,000,000 authorized shares of preferred stock.

     In December 1996 the Company issued 576,924 shares of its Common Stock to an unaffiliated entity for $138,607 cash and the extinguishment of $236,393 of unsecured debt.

     In October 1996, in connection with the Eastern acquisition, the Company issued 450 shares of Series A Convertible preferred stock (the "Series A Preferred"), with a par value of $.01 per share. In June 1997, all of the 450 outstanding shares of the Series A Preferred were converted into 560,135 newly issued shares of Common Stock. Additionally, 7,911 newly issued shares of Common Stock were issued as payment for the cumulative dividend due on the Series A Preferred.

     In December 1996, in connection with the Merchants' acquisition, the Company issued 2,000 shares of Series B Non-Voting, Non-Convertible Preferred Stock ( the "Series B Preferred"), with a par value of $.01 per share. No dividends of any type are to be paid on the shares. The liquidation value of each Series B Preferred share is $1,000. During 1997 the Company redeemed 500 shares for $500,000. The Company is obligated to redeem the following number of shares on each date as follows:

                   SHARES TO BE REDEEMED        AMOUNT      REDEMPTION DATE
                          600                   $  600,000    December 31, 1998
                          900                      900,000    December 31, 1999
                         ----                   ----------

          Total          1500                   $1,500,000
                         ----                   ----------
                         ----                   ----------

     The Company is required to maintain a restricted cash balance ($1,500,000 at December 31, 1997) in a non-interest bearing account, which is controlled by the Series B Preferred shareholder, used to secure the Company's obligation to redeem the shares. The Company has also pledged to the shareholder certain additional funds in the event that funds in the deposit account are not maintained at certain designated levels. All or part of the outstanding shares of Series B Preferred stock are subject to redemption at the option of the Company at a price equal to the redemption price.

     In December 1996, also in connection with the Merchants' acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Preferred Stock (the "Series C Preferred"), with a par value of $.01 per share. The shareholder is entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference.
     The liquidation preference is $1,000 per Series C Preferred share. Each Series C Preferred share is convertible into 666.67 fully paid shares of Common Stock. The shares can be converted, at the option of the holder, during a 45 day conversion period after the 30 day period in which the average Common Stock closing share price equals or exceeds $1.50. The shares can be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of any unpaid, declared dividends. The Company is required to redeem the Series C Preferred shares as follows:

                   SHARES TO BE REDEEMED        AMOUNT      REDEMPTION DATE

                          250                   $250,000    December 31, 2001
                          250                    250,000    December 31, 2002
                         ----                   --------

           Total          500                   $500,000
                         ----                   --------
                         ----                   --------


     During 1996 the Company issued warrants entitling the holders to purchase 403,983 shares of Common Stock at prices ranging from $0.63 to $1.00 per share over periods ranging from 18 months to 5 years after issuance.

     During 1997 the Company issued warrants to an employee entitling the holder to purchase up to 1,000,000 shares of Common Stock at $1.05 per share. The warrants may vest and expire annually through 2003 pursuant to a schedule based on the anniversary dates of an employment agreement and the Company achieving annual plan goals. As of December 31, 1997, 100,000 shares have been purchased under the warrants, and there are no exercisable warrants.

     A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's Common Stock at an option price equal to the Common Stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of December 31, 1997.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principals Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company continues to use the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement does not affect the Company's financial position or results of operations. Based on an estimated volatility of 75%, a weighted average of one year and a discount rate of 6%, compensation cost under SFAS 123 would have been aprpoximately $25,000 higher than reported in the Consolidated Statement of Operations, resulting in a net loss of $361,000 (net of taxes) and a loss per share, basic and diluted, of $.04 for the year ended December 31, 1997.

9.   BENEFIT PLANS

     The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $36,248 and $53,094 in 1997 and 1996, respectively.

     The Company has a profit sharing stock retirement plan (the "Plan") covering U.S. employees. The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. At December 31, 1997, the Company has accrued

     $120,000 for its contribution to the Plan, which will represent approximately 200,000 shares of common stock.

10.  INCOME TAXES

     For the years ended December 31, 1997 and 1996, the components of income tax (benefit) expense are as follows:

                                                     1997           1996
                                                     ----           ----
      Current                                     $(225,528)     $(1,196,897)
      Deferred                                        8,358          (40,525)
                                                  ---------      -----------

      Total income tax (benefit) expense          $(217,170)     $(1,237,422)
                                                  ---------      -----------
                                                  ---------      -----------

     The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings as follows:

                                                            1997          1996
                                                            ----          ----
      Income tax (benefit) expense at statutory rate    $  (190,999)   $(1,531,479)
      Non-deductible foreign losses                          76,177
      Non-deductible amortization                            15,854        102,069
      Adjustment to non-deductible capital loss
       on sale of subsidiary                               (106,350)
      Minority interest in income of subsidiary                             60,238
      Non-deductible capital loss on sale of subsidiary                    160,178
      Other - net                                           (11,852)       (28,428)
                                                        -----------    -----------

      Total income tax (benefit) expense                $  (217,170)   $(1,237,422)
                                                        -----------    -----------
                                                        -----------    -----------

     The Company has approximately $213,000 of operating loss carryforwards available at December 31, 1997. The carryforwards expire in 2002.

     Included in loss before taxes are losses of $224,000 from a subsidiary with operations in Europe.

     At December 31, 1997 and 1996 the Company had recorded a net deferred tax asset as follows:

                                                            1997          1996
                                                        -----------    -----------
      Assets:
        Current:
          Collection allowance                          $    10,200    $     6,790
          Items not currently deductible and other           74,711
        Long-term:
          Depreciation and amortization                                     11,962
          Loss carryforward                                  72,447
                                                        -----------    -----------
            Total assets                                    157,358         18,752
                                                        -----------    -----------

      Liabilities - long-term:
        Depreciation and amortization                       (19,048)
        Deferred loan servicing                            (109,467)
        Other                                               (18,449)
                                                        -----------    -----------

            Total liabilities                              (146,964)
                                                        -----------    -----------

      Net deferred tax asset                            $    10,394    $    18,752
                                                        -----------    -----------
                                                        -----------    -----------

11.  CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

     LOAN LOSSES - The Company has a loss sharing agreement related to the Federal National Mortgage Association - Delegated Underwriting and Servicing ("FNMA-DUS") program. Losses from FNMA-DUS program mortgage loan defaults are shared between the Company and FNMA. The Company's maximum loss exposure under the FNMA-DUS was approximately $27 million and $24 million at December 31, 1997 and 1996, respectively. The Company's FNMA-DUS program loan servicing portfolio was approximately $129 million and $114 million at December 31, 1997 and 1996, respectively, for loans on properties located primarily in the Midwest which mature between 1998 and 2006. Under the terms of the program, the Company is responsible for the first portion of loss on any co-insured loan, with the percentage determined by the loan program. Individual loans have letters of credit in favor of FNMA, which may be drawn upon to cover collateral deficiencies. At December 31, 1997 and 1996, approximately $3.1 million and $4.6 million in letters of credit were available. The Company has recorded an allowance for loan losses for its anticipated losses from its FNMA-DUS program mortgage loans of $1,250,000 and $1,261,485 at December 31, 1997 and 1996, respectively.

12.  MORTGAGE SERVICING FOR OTHERS

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $890 million and $1,002 million at December 31, 1997 and 1996, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $141 million and $12 million at December 31, 1997 and 1996, respectively.

     Mortgage servicing rights of $800,749 and $244,787 were capitalized in 1997 and 1996, respectively. Amortization of mortgage servicing rights was $81,555 in 1997.

13.  SUBSEQUENT EVENTS

     In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the SPA (the "SPA Amendment") pursuant to which the Harbert Fund purchased one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. The shareholder is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. Provided that the Harbert Fund continues to hold all of the Series AA Preferred, if the stipulated events have not occurred by June 30, 1998, then the Harbert Fund shall have the right to designate a majority of the Company's Board of Directors. The Company has the right to redeem the Series AA Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series AA Preferred have the right to convert the Series AA Preferred to 3,473,510 shares of Common Stock. The Company received $3,647,185 for the sale of the series AA Preferred and incurred costs of $40,200.

     In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Company's common stock. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred to 1,000,000 shares of Common Stock. Conti has the right to designate one Director of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common Stock and certain other conditions are met. The Company received $2,000,000 for the sale of the Series BB Preferred and incurred costs of $36,300.

     The effect of the above transactions (an increase in cash and preferred stock) are reflected in the pro forma consolidated balance sheet as of December 31, 1997 to show the effect on the balance sheet as if the transactions had occurred on such date.

     The Company is a cosponsor of Strategic Realty Capital Corp. (SRCC) which on March 24, 1998 filed with the securities exchange commission to register shares in an initial public offering. SRCC is a real estate investment trust and will make high-yield commercial and multifamily real estate loans and investments. The Company will manage the operations of SRCC, subject to the supervision of SRCC's board of directors. Concurrent with the initial public offering, the Company is committed to purchase an additional 133,333 shares (2% of the aggregate common stock) of SRCC at the initial public offering price, estimated to be $15 per share. Upon the closing of the offering of common stock of SRCC, the Company will issue a warrant to SRCC for the purchase of 2,000,000 shares of Common Stock at $2.50 per share. The Company will also invest cash of $2,000,000 in SRCC. At the time of the filing the Company owned all 100 issued shares of SRCC.

                                     * * * * * *

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The Company currently has six Directors, one of which is also an executive officer of the Company. All Directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified.

Harold E. Cooke, Jack Koczela and Jay N. Rollins have entered into employment contracts with the Company. All other officers of the Company do not serve a term of years but serve at the pleasure of the Board of Directors.

The directors and executive officers of the Company as of March 16, 1998 are as follows.

Name                     Age      Position with Company
----                     ---      ---------------------
Ronald E. Roark          47        Chairman, Chief Executive
                                   Officer and Director
Harold E. Cooke          47        President and Chief Operating Officer
John Everets             51        Director
Gordon V. Smith          65        Director
Raymond J. Harbert       39        Director
Michael D. Luce          45        Director
Scott M. Mannes          39        Director
Grace Jenkins            45        Executive Vice President
Jay N. Rollins           37        Executive Vice President
Jack Koczela             43        Executive Vice President
Richard A. Brock         48        Senior Vice President,
                                   Treasurer and Chief
                                   Financial Officer
William R. Stanley       44        Senior Vice President
Dean Melchi              45        Vice President
Stephen W. Brown         47        Secretary

Set forth below are the principal occupations and affiliations during the last five years of the directors and executive officers. All information is as of March 16, 1998.

RONALD E. ROARK has served as Chairman of the Board of Directors of the Company since August 4, 1994 and as Chief Executive Officer of the Company since September 13, 1994. He served as

Acting President and Chief Operating Officer from August 31, 1996 to April 21, 1997. Since June, 1991, he has served as President of Crown. Since 1979, he has been President of REE, Inc. and R.E. Roark Companies. In May, 1993, an affiliate of his acquired control of a majority interest in Ohio Financial Service Corporation and he became Chairman of the Board of Directors.

HAROLD E. COOKE has served as President and Chief Operating Officer of the Company since April 22, 1997. Prior to joining the Company, he served as a senior vice president of the Real Estate Financing Group of the investment banking firm of Donaldson, Lufkin & Jenrette from January 1996 to April 21, 1997. From 1980 until December 1995 he worked for the investment banking firm of Credit Suisse First Boston as Director of Public Finance, Chief Financial Officer and Director of Commercial Mortgage Corporation as well as Vice President of the Mortgage Finance Department.

JOHN EVERETS has served as a Director of the Company since September 13, 1994. He has been Chairman of the Board and Chief Executive Officer of HPSC, Inc. since July 1993 and a Director of that company since 1983. From January 1990 to July 1993, he was Chairman of the Board of T.O. Richardson Co., Inc. Mr. Everets also served as Chairman of the Connecticut Development Authority from 1991 to July 1994. Mr. Everets is a Director of Dairy Mart Convenience Stores, Inc. and the Eastern Company.

GORDON V. SMITH has served as a Director of the Company since October 1, 1996. He has been Chairman of the Board of Miller and Smith Holding, Inc. since 1964. From 1985 to 1994, he served as Chairman and Chief Executive Officer of Providence Savings and Loan Association, F.A. He served as Chairman of Eastern from 1993 until October 1, 1996. Mr. Smith has served as a Director of Bank Plus since 1996.

RAYMOND J. HARBERT has served as a Director of the Company since March 7, 1997, serving as one of Harbert's designees on the Board of Directors. Mr. Harbert has been President and Chief Executive Officer of Harbert Corporation since July 1990. Prior to that time, he served as Vice President of the Harbert Corporation and as President of Harbert Properties Corporation.

MICHAEL D. LUCE has served as a Director of the Company since March 7, 1997, serving as one of Harbert's designees on the Board of Directors. Since 1995, Mr. Luce has served as Executive Vice President and Chief Financial Officer of Harbert Corporation and Harbert. Mr. Luce also serves as President of The Seque Group, Inc. Until 1995, he served as Senior Managing Director of the Investment Banking Department of Bear, Stearns & Co.

SCOTT M. MANNES has served as a Director of the Company since March 3, 1998, serving as Conti's designee on the Board of Directors. Mr. Mannes has been Executive Vice President of Conti since July 1997, prior to which he had been Senior Vice President since October 1995. He joined ContiFinancial Services in September 1990 and was appointed Managing Director in August 1992. He was appointed Co-President of ContiFinancial Services in July 1997.

GRACE JENKINS has served as Executive Vice President of the Company since March 6, 1997. She served as a Vice President of the Company from September 13, 1994 to that date. She has been a

Vice President of Crown since September 1993. Since November 1991, she has served Crown in various capacities related to administration and management information systems.

JAY N. ROLLINS has served as Executive Vice President of the Company since October 1, 1996. Mr. Rollins has served as President of Eastern 1993. From 1989 until 1993, he was Director of Finance at NVR, L.P.

JACK KOCZELA has served as Executive Vice President of the Company since March 6, 1997 and as Managing Director of Crown NorthCorp Euro A/S since its founding in July 1996. From November 1990 until February 1996, he served as Principal and Managing Director, New Business Development, for JCF Partners.

RICHARD A. BROCK has served Senior Vice President and Chief Financial Officer since March 6, 1997. He has served as Treasurer since September 13, 1994, from which date he also served as Vice President and Acting Chief Financial Officer. Since January 1991, he has served as Acting Chief Financial Officer of Crown and, since January 1992, has been a Vice President. From 1984 to January 1991, Mr. Brock was corporate director of investment management for Cardinal Industries, Inc.

WILLIAM R. STANLEY has served as Senior Vice President of the Company since March 6, 1997. He was elected Vice President of the Company in November 1996. Mr. Stanley directs the Company's asset management activities and was responsible for establishing the Company's Atlanta office in 1991.

DEAN MELCHI has served as Vice President of the Company since March 6, 1997. Prior to that time, he served as Director of Special Projects for the Company from April 1995. From 1992 until August 1994, he was Manager of Real Estate Properties for Textron Financial Corporation. From 1985 until 1992, he was the Vice President of Ward Financial.

STEPHEN W. BROWN has served as Secretary of the Company since September 13, 1994 and as Corporate Counsel since August 1996. Since March 1992, he has served Crown in various asset management capacities and as a legal counsel. From December 1990 until February 1992, he worked for the RTC in resolving the affairs of Mid-America Federal Savings and Loan Association.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer, each of the four most highly compensated executive officers other than the Chief Executive Officer and one former executive officer for the three years ended December 31, 1995, 1996 and 1997.

                                 Year Ended                                       All Other
Name and Title                   December 31       Salary          Bonus         Compensation
--------------                   -----------      --------      ---------        ------------
Ronald E. Roark,                   1997           $300,000      $0                  $0
Chairman & Chief Executive         1996           $300,000      $200,000            $0
Officer(1)                         1995           $300,000      $0                  $0

Harold E. Cooke,                   1997           $196,324      $0                  $0
President & Chief Operating        1996           $0            $0                  $0
Officer (2)                        1995           $0            $0                  $0

Jay N. Rollins,                    1997           $125,000      $27,228             $0
Executive Vice President(3)        1996           $100,774      $93,299             $0
                                   1995           $ 90,000      $71,765             $0

Jack Koczela,                      1997           $125,000      $30,000             $44,411
Executive Vice President(4)        1996           $65,924       $15,821             $0
                                   1995           $0            $0                  $0

Dean W. Melchi,                    1997           $110,000      $11,028             $0
Vice President(5)                  1996           $86,852       $0                  $0
                                   1995           $49,875       $0                  $0

Tacie J. Fox(6)                    1997           $207,215      $0                  $0
                                   1996           $125,000      $85,898             $0
                                   1995           $95,000       $12,000             $0

          (1) Mr. Roark has served as Chairman and CEO of the Company since August 4, 1994 and September 13, 1994 respectively. The Company pays family medical coverage premiums, an automobile allowance and disability insurance premiums on his behalf.

          (2) Mr. Cooke has served as President and COO of the Company since April 22, 1997. The Company and Mr. Cooke have entered into an employment agreement effective April 22, 1997 and terminating April 21, 2002 providing for an annual salary of $250,000 plus additional, performance-based bonuses. The agreement grants Mr. Cooke warrants to purchase up to 1,000,000 shares of Crown's Common Stock at $1.05 per share. These warrants may vest and expire annually through April 21, 2003 pursuant to a schedule based upon anniversary dates of the employment agreement and the Company achieving annual plan goals. The Company pays family medical coverage premiums on his behalf.

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

          (4) Mr. Koczela has served as Executive Vice President of the Company since March 6, 1997. He resides in Copenhagen, Denmark and administers the Company's European Operations.
               The Company and Mr. Koczela have entered into an employment contract for a two-year term ending June 20, 1998 providing for an annual salary of $125,000, a bonus of $60,000 paid ratably over the two-year term of the contract attributable to starting the Company's operations in Europe and certain other payments associated with relocation, tuition, housing and tax equalization expenses incident to his living abroad.

          (5) Mr. Melchi has served as a Vice President of the Company since March 6, 1997.

          (6) Ms. Fox served as an Executive Vice President of the Company from September 13, 1994 until September 5, 1996. The information for Ms. Fox for 1997 represents the lump-sum, final settlement of incentive compensation payments otherwise due over time.

Each Director who was not an employee of the Company was paid an annual retainer of $12,000, payable quarterly; $500 for each meeting of the Board of Directors and $500 for each committee meeting such Director attended, plus expenses. Effective June 30, 1997, the Company makes retainer and attendance payments to Directors quarterly in the form of Common Stock based on the closing price of the Common Stock on the last trading day of a quarter.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information regarding the Common Stock as of March 16, 1998 by: (i) each person known by the Company to own beneficially more than 5% of the shares of the Common Stock; (ii) each Director of the Company; (iii) each of the executive officers of the Company named in Item 10 above and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the Company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                                 Approximate
                                   Number of Shares               Percent
Name and Title                     of Common Stock                of Class
--------------                     ---------------               -----------
Harbert Equity Fund I, L.L.C.(1)         4,809,524                  30.8%
Ronald E. Roark(2)(3)                    4,229,300                  27.1%


                                                                 Approximate
                                   Number of Shares               Percent
Name and Title                     of Common Stock                of Class
--------------                     ---------------               -----------
Tucker Holding Company, Ltd.(2)       4,207,500                     26.9%
ContiWest Corporation(4)              1,000,000                      6.4%
Asdale Limited(5)                       976,924                      6.3%
The Gordon V. and Helen
 C. Smith Foundation(6)                 937,374                      6.0%
Gordon V. Smith(6)                      937,374                      6.0%
John Everets(7)                           4,282                      --  (12)
Raymond J. Harbert(1)(8)              4,809,524                     30.8%
Michael D. Luce(1)(8)                 4,809,524                     30.8%
Scott M. Mannes(5)(9)                 1,000,000                      6.4%
Harold E. Cooke(10)                     300,000                      1.9%
Jay N. Rollins(11)                      219,660                      1.4%
Jack Koczela                             22,000                      --  (12)
Dean W. Melchi                            7,075                      --  (12)


All directors and executive
officers as a group
(10 persons)                         11,506,399                     73.6%


1) The mailing address for Harbert Equity Fund I, L.L.C. ("Harbert Fund") is c/o Harbert, One Riverchase Parkway South, Birmingham, Alabama 35244. The Harbert Fund holds 1,336,014 shares of the Common Stock and one share of Series AA Preferred, which is convertible into 3,473,510 shares of the Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters - Series AA Preferred." If the Series AA Preferred is still outstanding on June 30, 1998 and both Trigger Events have not occurred, then the Harbert Fund shall have the right to designate a majority of the Company's Board of Directors. This right shall continue until both Trigger Events occur. Under these circumstances, the Harbert Fund may be deemed to control the Company.

(2) Tucker holds 4,207,500 shares of the Common Stock. Until January 27, 1997, Mr. Roark held an 80% ownership interest in Tucker and Louis J. Castelli, formerly the President and Chief Operating Officer of the Company, held a 20% ownership interest. On that date, Messrs. Roark and Castelli entered into a securities purchase agreement whereby Mr. Roark agreed to purchase Mr. Castelli's remaining ownership interest in Tucker for a total of $400,000. The remaining balance of $187,500 is due in three equal annual installments on or before September 1, 2000. Tucker has pledged 391,296 shares of the Common Stock to secure the remaining obligations under this agreement.

(3) Includes (a) 4,207,500 shares held by Tucker, (b) 4,600 shares held by his wife and 17,200 shares held by Trident Air Services, Inc., of which Mr. Roark is president.

(4) The mailing address for Conti is 277 Park Ave., 38th Floor, New York, New York 10172. Conti holds one share of Series BB Preferred, which is convertible into 1,000,000 shares of Common Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters - Series BB Preferred." Pursuant to the Conti SPA, Mr. Mannes has been elected to the Company's Board of Directors.

(5) The mailing address for Asdale Limited is 44 Lowndes Street, London SW1X 9HX, England.

(6) The mailing address for The Gordon V. and Helen C. Smith Foundation ("Smith Foundation") and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 316,609 shares of the Common Stock and warrants to acquire 82,088 shares of the Common Stock at an exercise price of $.75 per share on or before October 1, 1999. The Smith Foundation holds 538,677 shares of the Common Stock. Mr. Smith, as President of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(7) The mailing address for Mr. Everets is c/o HPSC, Inc., 60 State Street, 35th Floor, Boston, Massachusetts 02109.

(8) Messrs. Harbert and Luce, as executive officers of Harbert, Manager of Harbert Fund, may be deemed the beneficial owners of such shares. Messrs. Harbert and Luce disclaim such beneficial ownership.

(9) The mailing address for Mr. Mannes is c/o Conti, 277 Park Avenue, 38th Floor, New York, New York 10172. Mr. Mannes, as an executive officer of Conti, may be deemed the beneficial owner of such shares. Mr. Mannes disclaims such beneficial ownership.

(10) Mr. Cooke holds 100,000 shares of the Common Stock, warrant to acquire 100,000 shares of the Common Stock at an exercise price of $1.05 based on the Company achieving its annual plan goals for 1997 and warrants to acquire 100,000 shares of the Common Stock at an exercise price of $1.05 per share on or after April 22, 1998.

(11) Mr. Rollins holds 113,510 shares of the Common Stock, warrants to acquire 22,816.08 shares of the Common Stock at an exercise price of $.75 per share on or before October 1, 1999 and warrants to acquire 83,334 shares of the Common Stock at an exercise price of $1 per share on or before December 31, 1998.

(12)  Less than 1%.

VOTING AGREEMENTS

Mr. Roark and Tucker (collectively, the "Tucker Parties") and the Harbert Fund have entered into a voting agreement dated as of March 7, 1997, as amended (the "Harbert Voting Agreement"). For a period of up to five years, the Tucker Parties agree to vote all shares of the Common Stock beneficially owned by them for such nominees for election as Directors of the Company as the Harbert Fund is entitled to designate for nomination.
Similarly, the Harbert Fund agrees to vote all shares of the Common Stock beneficially owned by it for the election of Mr. Roark as a director of the Company. Additionally, if both Trigger Events do not occur on or before June 30, 1998, the Tucker Parties have agreed to vote all shares of the Common
Stock beneficially owned by them as the Harbert Fund directs on any matters submitted to the stockholders of the Company until such time as both Trigger Events occur. Pursuant to the Harbert Voting Agreement, for so long as the Series AA Preferred is outstanding, the Tucker Parties have also agreed to certain voting and disposition restrictions on the Common Stock they hold. Under these restrictions, the Tucker Parties will not vote their Common Stock in favor of a transaction which would lead to a person who is not a Permitted Control Person acquiring control of the Company. The Tucker Parties also will not sell their Common Stock to a person who is not a Permitted Control Person. A "Permitted Control Person," as defined in the Harbert Voting Agreement, includes the Tucker Parties and their affiliates, the Harbert Fund and its affiliates and such other parties as the Tucker Parties and the Harbert Fund may designate from time to time. The Tucker Parties and the Harbert Fund have designated Conti and its affiliates as a Permitted Control Person. Under the terms of the Harbert Voting Agreement, the Harbert Fund, Conti and their respective affiliates may be deemed to control the Company.

ContiWest, the Tucker Parties and the Harbert Fund have entered into a voting agreement whereby, for so long as ContiWest is entitled to designate a nominees for election as a Director of the Company, each of ContiWest, the Tucker Parties and the Harbert Fund agrees to vote all shares of the Common Stock beneficially owned by them for the election of each other's nominees for election as Directors.

OTHER CHANGE-OF-CONTROL ARRANGEMENTS PERTAINING TO SRC

ContiWest, Harbert and the Tucker Parties have agreed that, upon the closing of the public offering contemplated by the registration statement filed by SRC, they will vote the Common Stock they hold in favor of a merger of the Company with SRC under certain terms and conditions. These conditions are: the independent directors of SRC (those directors not affiliated with the Company, Harbert or Conti) must make the merger proposal during the period from the second to the fifth anniversary of the closing of the offering; the Company's management agreement with SRC must be in effect; the proposal is submitted to a vote of the Company's stockholders; and the amount per share is supported by a fairness opinion from an investment banking firm. Consummation of the merger is subject to the determination by the Company's Board of Directors that their approval of the merger is consistent with their fiduciary duty. Due to certain restrictions on the ability of REITs to generate certain types of income and hold certain assets, SRC may not be able to proceed with a merger proposal as set forth above.

ContiWest, Harbert and the Tucker Parties have also each agreed to enter into an agreement with SRC, effective upon the closing of the public offering contemplated by the registration statement filed by SRC, granting SRC a right of first refusal to purchase any Common Stock each may wish to sell. SRC's right of first refusal will last so long as the Company's management agreement with SRC remains in effect. Due to certain restrictions on the ability of REITs to hold ownership interests in other entities, SRC may not be able to exercise its purchase rights under these agreements. If it does exercise its rights in any case, however, SRC may be deemed to control the Company.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997 and 1996, the Company performed servicing, consulting and accounting services for various companies affiliated with Mr. Roark. The Company generated revenues of approximately $7,000 in 1997 and $86,000 in 1996 from these services.

During 1997 and 1996, the Company paid approximately $27,000 and $28,000 to affiliates of Mr. Roark for miscellaneous services.

ITEM 13. - EXHIBITS, LIST AND REPORTS ON FORM 8-K

a)  The following exhibits are filed as part of this report:

Exhibit
Number         Exhibit                                     Method of Filing
------         -------                                     ----------------
3.3       Restated Certificate of Incorporation       Incorporated by reference to Crown
                                                      NorthCorp, Inc.'s Form 8-K filed
                                                      June 6, 1995.

3.4       Bylaws                                      Incorporated by reference to Crown
                                                      NorthCorp, Inc.'s Form 10-KSB filed
                                                      March 29, 1996.

4.1       Certificate of Designation for              Incorporated by reference to Crown
          Convertible Preferred Stock, par value      NorthCorp, Inc's Form 10-QSB
          $.01 per share, of Crown NorthCorp,         filed November 14, 1996.
          Inc.

4.2       Certificate of Designation for Series B     Incorporated by reference to Crown
          Preferred Stock, par value $.01 per share,  NorthCorp, Inc.'s Form 8-K filed
          of Crown NorthCorp, Inc.                    January 24, 1997

4.3       Certificate of Designation for Series C     Incorporated by reference to Crown
          Convertible Preferred Stock, par value      NorthCorp, Inc.'s Form 8-K filed
          $.01 per share, of Crown NorthCorp,         January 24, 1997.
          Inc.

4.4       Certificate of Designation for Series AA    Incorporated by reference to Crown
          Convertible Stock, par value $.01           NorthCorp, Inc.'s Form 8-K filed
          per share, of Crown NorthCorp, Inc.         February 20, 1998.

4.5       Certificate of Designation for Series BB    Filed herewith
          Convertible Preferred Stock, par value
          $.01 per share, of Crown NorthCorp, Inc.

Exhibit
Number         Exhibit                                     Method of Filing
------         -------                                     ----------------
10.46     Stock Purchase Agreement dated              Incorporated by reference to Crown
          December 31, 1996 by and among Crown        NorthCorp, Inc.'s Form 8-K filed
          NorthCorp, Inc., CNC/DUS Newco, Inc.        January 24, 1997.
          and National City Corporation.

10.47     Amendment to Stock Purchase Agreement       Incorporated by reference to Crown
          dated January 9, 1997 by and among          NorthCorp, Inc.'s Form 8-K filed
          Crown NorthCorp, Inc., CNC/DUS              January 24, 1997.
          Newco, Inc. and National City Corporation.

10.48     Stock Purchase Agreement dated May          Incorporated by reference to Crown
          22, 1996 by and among Crown                 NorthCorp, Inc.'s Form 8-K filed
          NorthCorp, Inc., CNC/DUS Newco,             January 24, 1997.
          Inc., Reinlein/Leiser, McGee Holding
          Corporation, R/L/M Employee Benefit
          Corporation, Karl H. Reinlein, George
          F. Lieser and John R. McGee.

10.49     Amendment to Stock Purchase Agreement       Incorporated by reference to Crown
          dated January 9, 1997 by and                NorthCorp, Inc.'s Form 8-K filed
          among Crown NorthCorp, Inc., CNC/           January 24, 1997.
          DUS Newco, Inc., Reinlein/Lieser/
          McGee Holding Corporation, R/L/M
          Employee Benefit Corporation, Karl H.
          Reinlein, George F. Lieser and John R.
          McGee.

10.50     Promissory Note, dated January 10,          Incorporated by reference to Crown
          1997, by the Crown NorthCorp, Inc.          NorthCorp, Inc.'s Form 8-K filed
          in favor of The Fifth Third Bank of         January 24, 1997
          Columbus.

10.51     Cash security agreement, dated January      Incorporated by reference to Crown
          10, 1997, by the Crown NorthCorp, Inc.      NorthCorp, Inc.'s Form 8-K filed
          in favor of The Fifth Third Bank of         January 24, 1997.
          Columbus.

10.52     Promissory Note, dated January 10,          Incorporated by reference to Crown
          1997, by the Crown NorthCorp, Inc           NorthCorp, Inc.'s Form 8-K filed
          in favor of The Fifth Third Bank of         January 24, 1997.
          Columbus.

Exhibit
Number         Exhibit                                     Method of Filing
------         -------                                     ----------------
10.53     Non-cash collateral security agreement,     Incorporated by reference to Crown
          dated January 10, 1997, by the Crown        NorthCorp, Inc.'s Form 8-K filed
          NorthCorp, Inc., in favor of The Fifth      January 24, 1997.
          Third Bank of Columbus.

10.54     Letter of credit demand note, dated         Incorporated by reference to Crown
          January 10, 1997, by Crown NorthCorp,       NorthCorp, Inc.'s Form 8-K filed
          in favor of The Fifth Third Bank of         January 24, 1997.
          Columbus.

10.55     LC Security Agreement, dated January        Incorporated by reference to Crown
          10, 1997, by Crown NorthCorp, Inc.          NorthCorp, Inc.'s Form 8-K filed
          in favor of The Fifth Third Bank of         January 24, 1997.
          Columbus.

10.56     Registration Rights Agreement, dated        Incorporated by reference to Crown
          December 30, 1996, by Crown                 NorthCorp, Inc.'s Form 8-K filed
          NorthCorp, Inc. and Asdale Limited.         January 24, 1997.

10.57     Stock Purchase Agreement dated March        Incorporated by reference to Crown
          7, 1997 by and between Harbert Equity       NorthCorp, Inc.'s Form 10-QSB
          Fund I, LLC and Crown NorthCorp, Inc.       filed May 14, 1997.

10.58     Escrow Agreement dated March 7, 1997        Incorporated by reference to Crown
          by and among Harbert Equity Fund I,         NorthCorp, Inc.'s Form 10-QSB
          LLC, AmSouth Bank of Alabama and            filed May 14, 1997.
          Crown NorthCorp, Inc.

10.59     Voting Agreement dated March 7, 1997        Incorporated by reference to Crown
          by and among Ronald E. Roark, Tucker        NorthCorp, Inc.'s Form 10-QSB
          Holding Company, Ltd. and Harbert           filed May 14, 1997.
          Equity Fund I, LLC.

10.60     Registration Rights Agreement dated         Incorporated by reference to Crown
          March 7, 1997 by and between Harbert        NorthCorp, Inc.'s Form 10-QSB
          Equity Fund I, LLC and Crown                filed May 14, 1997.
          NorthCorp, Inc.

10.61     Promissory Note dated March 27,1997         Incorporated by reference to Crown
          by Crown NorthCorp, Inc. in favor of        NorthCorp, Inc.'s Form 10-QSB
          The Fifth Third Bank of Columbus.           filed May 14, 1997.

Exhibit
Number         Exhibit                                     Method of Filing
------         -------                                     ----------------
10.62     Promissory Note dated March 27, 1997        Incorporated by reference to Crown
          by Crown NorthCorp, Inc. in favor of        NorthCorp, Inc.'s Form 10-QSB
          The Fifth Third Bank of Columbus.           filed May 14, 1997.

10.63     Security Agreement dated March 27,          Incorporated by reference to Crown
          1997 by Crown NorthCorp, Inc. in            NorthCorp, Inc.'s Form 10-QSB
          favor of The Fifth Third Bank of            filed May 14, 1997.
          Columbus.

10.64     Promissory Note dated March 27, 1997        Incorporated by reference to Crown
          by Crown NorthCorp, Inc. in favor of        NorthCorp, Inc.'s Form 10-QSB
          The Fifth Third Bank of Columbus.           filed May 14, 1997.

10.65     Collateral assignment of 1996 federal       Incorporated by reference to Crown
          federal income tax refund by Crown          NorthCorp, Inc.'s Form 10-QSB
          NorthCorp, Inc. in favor of The Fifth       filed May 14, 1997.
          Third Bank of Columbus.

10.66     Employment Agreement between Crown          Incorporated by reference to Crown
          NorthCorp, Inc. and Harold E. Cooke.        NorthCorp, Inc.'s Form 10-QSB
                                                      filed August 14, 1997.

10.67     Amendment No. 2 Stock Purchase Agreement    Incorporated by reference to Crown
          dated as of January 26, 1998 to be          NorthCorp, Inc.'s Form 8-K filed
          effective as of December 31, 1997 between   February 20, 1998.
          and among Harbert Equity Fund I, LLC,
          Crown NorthCorp, Inc. and, with respect
          to Section 5 thereto, Ronald E. Roark and
          Tucker Holding Company, Ltd.

10.68     Amendment No. 1 to Registration Rights      Incorporated by reference to Crown
          Agreement, dated as of December             NorthCorp, Inc.'s Form 8-K filed
          31, 1997, by and between Harbert Equity     February 20, 1998.
          Fund I, LLC and Crown NorthCorp, Inc.

10.69     Amendment No. 1 to Voting Agreement         Incorporated by reference to Crown
          as of December 31, 1997 by and among        NorthCorp, Inc.'s Form 8-K filed
          Harbert Equity Fund I, LLC, Ronald E.       February 20, 1998.
          and Tucker Holding Company, Ltd.

10.70     Stock Purchase Agreement dated March 3,     Filed herewith.
          1998 by and among Crown NorthCorp,
          Inc., and ContiWest Corporation.

Exhibit
Number         Exhibit                                     Method of Filing
------         -------                                     ----------------
10.71     Registration Rights Agreement dated March   Filed herewith.
          3, 1998 by and among Crown NorthCorp, Inc.
          and ContiWest Corporation.

10.72     Voting Agreement dated March 3, 1998        Filed herewith
          by and among Ronald E. Roark, Tucker
          Holding Company, Ltd., Harbert Equity
          Fund I, LLC and ContiWest Corporation.

21.2      Subsidiaries of Crown NorthCorp,            Filed herewith
          Inc.

27.       Financial Data Schedule                     Filed herewith


b) Reports on Form 8-K
   -------------------

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Crown NorthCorp, Inc.

Date:     March 26, 1998                 By:     /s/ Ronald E. Roark
                                            ----------------------------
                                                 Ronald E. Roark
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     March 26, 1998                 By:   /s/ Ronald E. Roark
                                            ----------------------------
                                               Ronald E. Roark
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:     March 26, 1998                 By:   /s/ Richard A. Brock
                                            ----------------------------
                                               Richard A. Brock
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

Date:     March 26, 1998                 By:   /s/ Ray L. Druseikis
                                            ----------------------------
                                               Ray L. Druseikis
                                               Controller
                                               (Principal Accounting Officer)

Date:     March 26, 1998                 By:   /s/ John Everets
                                            ----------------------------
                                               John Everets
                                               Director


Date:     March 26, 1998                 By:   /s/ Gordon V. Smith
                                            ----------------------------
                                               Gordon V. Smith
                                               Director

Date:     March 26, 1998                 By:   /s/ Raymond J. Harbert
                                            ----------------------------
                                               Raymond J. Harbert
                                               Director

                                        S-1
                                    (Go to S-2)

Date:     March 26, 1998                 By:   /s/ Michael D. Luce
                                            ----------------------------
                                              Michael D. Luce
                                              Director


Date:     March 26, 1998                 By:   /s/ Scott M. Mannes
                                            ----------------------------
                                               Scott M. Mannes
                                               Director

                               INDEX TO EXHIBITS

3.3    Restated Certificate of Incorporation. (1)

3.4    Bylaws.(2)

4.1 Certificate of Designation for Series A Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.(3)

4.2 Certificate of Designation for Series B Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.(4)

4.3 Certificate of Designation for Series C Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.(4)

4.4 Certificate of Designation for Series AA Convertible Stock, par value $.01 per share, of Crown NorthCorp, Inc.(5)

4.5 Certificate of Designation for Series BB Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.(6)

10.46 Stock Purchase Agreement dated December 31, 1996 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City Corporation.(7)

10.47 Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc. and National City Corporation.(7)

10.48 Stock Purchase Agreement dated May 22, 1996 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc., Reinlein/Lieser/McGee Holding Corporation, R/L/M Employee Benefit Corporation, Karl H. Reinlein, George F. Lieser and John R. McGee.(7)

10.49 Amendment to Stock Purchase Agreement dated January 9, 1997 by and among Crown NorthCorp, Inc., CNC/DUS Newco, Inc., Reinlein/Lieser/McGee Holding Corporation, R/L/M Employee Benefit Corporation, Karl H. Reinlein, George F. Lieser and John R. McGee.(7)

10.50 Promissory note, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.51 Cash security agreement, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.52 Promissory note, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.53 Non-cash collateral security agreement, dated January 10, 1997, by the Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.54 Letter of credit demand note, dated January 10, 1997, by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.55 LC Security Agreement, dated January 10, 1997, by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(7)

10.56 Registration Rights Agreement, dated December 30, 1996, between Crown NorthCorp, Inc. and Asdale Limited.(7)

10.57 Stock Purchase Agreement dated March 7, 1997 by and between Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc.(8)

10.58 Escrow Agreement dated March 7, 1997 by and among Harbert Equity Fund I, L.L.C., AmSouth Bank of Alabama and Crown NorthCorp, Inc.(8)

10.59 Voting Agreement dated March 7, 1997 by and among Ronald E. Roark, Tucker Holding Company, Ltd. and Harbert Equity Fund I, L.L.C.(8)

10.60 Registration Rights Agreement dated March 7, 1997 by and between Harbert Equity Fund I, L.L.C. and Crown NorthCorp, Inc.(8)

10.61 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(8)

10.62 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of the Fifth Third Bank of Columbus.(8)

10.63 Security Agreement dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(8)

10.64 Promissory note dated March 27, 1997 by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(8)

10.65 Collateral assignment of 1996 federal income tax refund by Crown NorthCorp, Inc. in favor of The Fifth Third Bank of Columbus.(8)

10.66  Employment Agreement between Crown NorthCorp, Inc. and Harold E.
       Cooke.(9)

10.67 Amendment No. 2 Stock Purchase Agreement dated as of January 26, 1998 to be effective as of December 31, 1997 between and among Harbert Equity Fund I, LLC, Crown NorthCorp, Inc. And, with respect to Section 5 thereto, Ronald E. Roark and Tucker Holding Company, Ltd.(5)

10.68 Amendment No. 1 to Registration Rights Agreement dated as of December 31, 1997, by and between Harbert Equity Fund I, LLC and Crown NorthCorp, Inc.(5)

10.69 Amendment No. 1 to Voting Agreement as of December 31, 1997 by and among Harbert Equity Fund I, LLC, Ronald E. Roark, and Tucker Holding Company, Ltd.(5)

10.70 Stock Purchase Agreement dated March 3, 1998 by and among Crown NorthCorp, Inc. and ContiWest Corporation.(6)

10.71 Registration Rights Agreement dated March 3, 1998 by and among Crown NorthCorp, Inc. and ContiWest Corporation.(6)

10.72 Voting Agreement dated March 3, 1998 by and among Ronald E. Roark, Tucker Holding Company, Ltd., Harbert Equity Fund I, LLC and ContiWest Corporation.(6)

21.2   Subsidiaries of Crown NorthCorp, Inc.(6)

27.    Financial Data Schedule.(6)

--------------------------------------------

          (1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed June 6, 1995.

          (2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 29, 1996.

          (3) Incorporated by reference to Crown NorthCorp, Inc., Form 10-QSB filed November 14, 1996.

          (4) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed January 24, 1997.

          (5) Incorporated by reference to Crown NorthCorp's, Inc.'s Form 8-K filed February 20, 1998.

          (6)  Filed herewith.

          (7) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed January 24, 1997.

          (8) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed May 14, 1997.

          (9) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed August 14, 1997.