Form 10QSB
period 1998-03-31
CROWN NORTHCORP INC
filed 1998-05-14
CIK 915338

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For transition period from                to
                                    ---------------   ------------

                             Commission File No.: 0-22936

                                Crown NorthCorp, Inc.
                           -------------------------------
          (Exact name of small business issuer as specified in its charter)

                           Delaware                   22-3172740
               -------------------------------    -----------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

                       1251 Dublin Road, Columbus, Ohio  43215
               ------------------------------------------------------
                       (Address of principal executive offices)

                                    (614) 488-1169
                             ---------------------------
                             (Issuer's telephone number)

                                           N/A
                 -----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ----   ----

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                               PRECEDING FIVE YEARS.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                 -----   -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of April 30, 1998, the issuer had 10,990,899 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                                   ----    ----

                               CROWN NORTHCORP, INC.

                                    FORM 10-QSB
                       QUARTERLY PERIOD ENDED MARCH 31, 1998

                                        INDEX

               PART I.
                                                                          PAGES
                                                                          -----
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997........................................     1

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 1998 and 1997...................     2

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997 ..................     3

          Notes to Consolidated Financial Statements-
          March 31, 1998 and 1997 .....................................     5

Item 2.   Management's Discussion and Analysis or Plan of
          Operation....................................................     8

               PART II.

Item 1.   Legal Proceedings............................................    13

Item 2.   Changes in Securities........................................    13

Item 3.   Defaults Upon Senior Securities..............................    13

Item 4.   Submission of Matters to a Vote of Security Holders .........    13

Item 5.   Other Information............................................    14

Item 6.   Exhibits and Reports on Form 8-K ............................    14

          (a)  Exhibits ...............................................    14

          (b)  Reports on Form 8-K ....................................    14

Signature..............................................................    15

Exhibit Index..........................................................    16

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997
-------------------------------------------------------------------------------

ASSETS                                                             1998            1997
                                                                   ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                      $5,374,170       $735,940
  Accounts receivable - net of allowance of $30,000               1,716,063      1,672,306
  Prepaid expenses and other assets                                 246,972        275,283
                                                                -----------    -----------
            Total current assets                                  7,337,205      2,683,529

PROPERTY AND EQUIPMENT - Net                                      2,048,400      2,014,746

RESTRICTED CASH                                                   4,570,893      4,550,766

OTHER ASSETS - net                                                2,866,233      2,171,572
                                                                -----------    -----------
TOTAL                                                           $16,822,731    $11,420,613
                                                                -----------    -----------
                                                                -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                               1,983,179      2,143,011
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                  2,426,061      2,563,550
  Allowance for loan losses & other                               1,350,811      1,385,721
                                                                -----------    -----------
            Total long-term obligations                           3,776,872      3,949,271

REDEEMABLE PREFERRED STOCK                                        2,000,000      2,000,000

SHAREHOLDERS' EQUITY:
  Common stock                                                      110,310        108,310
  Convertible preferred stock:
    Series AA                                                             -              -
    Series BB                                                             -              -
  Additional paid-in capital                                      9,938,331      4,209,752
  Accumulated deficit                                              (972,597)      (976,367)
  Treasury stock, at cost                                           (13,364)       (13,364)
                                                                -----------    -----------
            Total shareholders' equity                            9,062,680      3,328,331
                                                                -----------    -----------
TOTAL                                                           $16,822,731    $11,420,613
                                                                -----------    -----------
                                                                -----------    -----------

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                     1998           1997
                                                                     ----           ----
REVENUES:
  Management fees                                                $  507,143     $1,047,814
  Disposition fees                                                  446,662        174,140
  Incentive fees                                                    608,625        159,082
  Other                                                             329,820        298,675
                                                                 ----------     ----------
            Total revenues                                        1,892,250      1,679,711
                                                                 ----------     ----------
EXPENSES:
  Personnel                                                       1,539,426      1,730,671
  Occupancy, insurance and other                                    169,301        627,748
  Interest                                                           71,657         78,170
  Depreciation and amortization                                      88,696        118,961
  Employment contract settlement                                          -        206,563
                                                                 ----------     ----------
            Total expenses                                        1,869,080      2,762,113
                                                                 ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                                    23,170     (1,082,402)

INCOME TAX (BENEFIT)                                                 19,400       (182,563)
                                                                 ----------     ----------
NET INCOME (LOSS)                                                $    3,770     $ (899,839)
                                                                 ----------     ----------
                                                                 ----------     ----------

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                    $        -     $    (0.10)
                                                                 ----------     ----------
                                                                 ----------     ----------

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                                        1998          1997
                                                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                $     3,770     $ (899,839)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                      112,688        118,960
    Decrease in reserve for loan losses                                                               (200,000)
    Accrued abandonment cost settlement                                                               (100,000)
    Other - net                                                                                                       (39,965)
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                                              (43,757)       275,420
      Prepaid expenses and other assets                                                                 28,311        (45,518)
      Accounts payable and accrued expenses                                                           (432,590)       129,093
                                                                                                    ----------     ----------
            Net cash used in operating activities                                                     (631,578)      (461,849)
                                                                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                                             (1,606,855)
  Purchase of property and equipment                                                                   (99,841)       (49,735)
  Other                                                                                                  3,800       (222,590)
                                                                                                    ----------     ----------
            Net cash used in investing activities                                                      (96,041)    (1,879,180)
                                                                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                        1,031,000      3,581,286
  Principal payments on notes payable                                                                 (795,730)    (1,971,173)
  Proceeds from issuance of common stock                                                               126,000        954,569
  Proceeds from issuance of preferred stock                                                          5,604,579
  Increase in long term contract receivable                                                           (600,000)       (72,793)
                                                                                                    ----------     ----------

            Net cash provided by financing activities                                                5,365,849      2,491,889
                                                                                                    ----------     ----------

NET INCREASE IN CASH DURING THE QUARTER                                                              4,638,230        150,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                      735,940        587,080
                                                                                                    ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                         $5,374,170     $  737,940
                                                                                                    ----------     ----------
                                                                                                    ----------     ----------

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                     1998                1997
                                                                     ----                ----
SUPPLEMENTAL INFORMATION

CASH PAID FOR INTEREST                                              $63,163             $69,729
                                                                    -------           ---------
                                                                    -------           ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
  Accounts receivable                                                                   $16,983
  Restricted cash                                                                     1,358,735
  Other assets                                                                          591,137
  Loan loss reserve                                                                    (360,000)
                                                                                      ---------
            Net assets acquired, net of acquired cash                                 1,606,855
                                                                                      ---------
                                                                                      ---------

See notes to condensed consolidated financial statements.

                       CROWN NORTHCORP, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

1.   GENERAL AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

2.   EARNINGS (LOSS) PER COMMON SHARE

     The components of basis and diluted earnings per share for the three months ended March 31, 1998 are computed as follows:

                                                   THREE MONTHS ENDED MARCH 31, 1998
                                                   ---------------------------------
                                                                           PER SHARE
                                                    INCOME     SHARES        AMOUNT
                                                    ------     ------      ---------
     NET INCOME                                     $3,770
     BASIC EPS
        Income available to common shareholders     $3,770    10,855,333
     Effect of dilutive securities:
        Convertible preferred stock                            4,228,845      $    -
        Warrants                                                 561,329
        Contingent shares                                -       195,000
                                                    ------    ----------
     DILUTED EPS
        Income available to common shareholders
        and assumed conversions                     $3,770    15,840,507      $    -
                                                    ------    ----------      ------
                                                    ------    ----------      ------

     The loss per share for the three months ended March 31, 1997 is computed based on the loss applicable to common stock after deducted Series A Preferred stock dividends divided by the weighted average number of common shares outstanding during the period. As the Company had a net loss for the three months ended March 31, 1997 there are no potential common shares to be included in the computation of diluted per-share amount.

3.   PROPERTY & EQUIPMENT

     Property and equipment consists of the following at March 31, 1998 and December 31, 1997:

                                               1998               1997
                                               ----               ----
     Land                                   $  271,845        $  271,845
     Building and improvements               1,137,112         1,137,112
     Furniture and equipment                 1,497,600         1,397,760
                                            ----------        ----------
          Total property and equipment       2,906,557         2,806,717
     Less accumulated depreciation            (858,157)         (791,971)
                                            ----------        ----------
     Property and equipment - net           $2,048,400        $2,014,746
                                            ----------        ----------
                                            ----------        ----------

4.   STOCKHOLDERS' EQUITY

     In March 1997, the Company entered into a stock purchase agreement (the "Harbert SPA") with Harbert Equity Fund I, L.L. C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the SPA (the "SPA Amendment") pursuant to which the Harbert Fund purchased one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. The shareholder is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. Provided that the Harbert Fund continues to hold all of the Series AA Preferred, if the stipulated events have not occurred by June 30, 1998, then the Harbert Fund shall have the right to designate a majority of the Company's Board of Directors. The Company has the right to redeem the Series AA Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series AA Preferred have the right to convert the Series AA Preferred to 3,473,510 shares of Common Stock.

     In March 1998, the Company entered into a stock purchase agreement the (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Company's common stock. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred to 1,000,000 shares of Common Stock. Conti has the right to designate one Director of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common Stock and certain other conditions are met.

5.   CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

     The Company is a co-sponsor of Strategic Realty Capital Corp. ("SRCC") which on March 24, 1998 filed with the Securities and Exchange Commission to register shares in an initial public offering. SRCC is a real estate investment trust and will make high-yield commercial and multi-family real estate loans and investments. The Company will manage the operations of SRCC, subject to the supervision of SRCC's Board of Directors. Concurrent with the initial public offering, the Company is committed to purchase an additional 133,333 shares (2% of the aggregate common stock) of SRCC at the initial public offering price, estimated to be $15 per share. Upon the closing of the offering of common stock of SRCC, the Company will issue a warrant to SRCC for the purchase of 2,000,000 shares of Common Stock at $2.50 per share. The Company will also invest cash of $2,000,000 in SRCC. At the time of the filing, the Company owned all 100 issued shares of SRCC.

6.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes Statement No. 14 "Financial Reporting For Segments of a Business Enterprise". Generally, this statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. The Company will implement the provisions of this statement, as required, for the year ended December 31, 1998.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

GENERAL

The Company derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include third-party asset management, loan servicing, mortgage loan originations and European operations. Fees the Company receives include asset management and disposition fees, incentive fees based on the overall performance of a contract or pool of assets and fees associated with the origination of mortgage loans. The Company utilizes strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management is actively pursuing additional acquisitions and alliances.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to,""attempting," "would," "contemplated," "believes" or comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the Company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors which could materially and adversely affect the future operating results of the Company are:

- The Company has experienced operating deficits or marginally profitable results. Management anticipates that marginal operating results, including operating deficits will continue until the Company is able to increase its revenues by originating mortgage loans and securing additional asset management and servicing contracts.

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

- The Company may not be successful in its efforts to continue to develop and expand its mortgage loan origination capability for a number of reasons. Currently, the commercial mortgage lending industry has numerous competitors with large amounts of capital available for mortgage lending. The Company is a correspondent in the loan conduit program of ContiTrade L.L.C. ("ContiTrade"), an affiliate of Conti. The conduit program and its related funding facility may at some point be unavailable to the Company or may be available only on terms less favorable than those currently available to the Company. In addition to attempting to continue the internal growth of its mortgage loan origination capability, the Company intends to augment its lending capability through strategic acquisitions and alliances, expanded product lines and participation in additional lending programs. The Company may be unsuccessful in some or all of these efforts which, in turn, may adversely affect the Company's revenues and profitability.

- The Company may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

- Until such time, if ever, as the public offering contemplated by the registration statement filed by SRCC closes and becomes effective, the Company will be unable to derive benefits either from a management agreement with SRCC or from any investment in SRCC.

BUSINESS OUTLOOK

The Company continues to derive its primary revenues from management, disposition and incentive fees associated with third-party asset management contracts with various clients, including investment banking firms and partnerships. Assets under management include large single assets, such as loans secured by hotels and office buildings, as well as portfolios of commercial real estate assets and interests. Third-party asset management will continue to be an important source of revenue for the Company. The Company is seeking to expand asset management revenues through several means including the development of new and existing client relationships, dealings with SRCC and European Operations. If the public offering contemplated by the registration statement filed by SRCC does not become effective and close, management will seek to expand its asset management business through other means.

In the area of loan servicing, Standard & Poor's Corporation ("S&P") and Fitch IBCA, Inc. ("Fitch") have both recently reaffirmed their "above average" ratings of the Company as a special servicer of assets. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. S&P recently rated the Company "average" as a commercial servicer; the Company also received an "acceptable" rating as a master servicer from Fitch. These latter two ratings allow the Company to seek to expand its operations as a rated servicer to service performing as well as non-performing components of securitizations. Loan servicing has been a core business of the Company and an important source of revenue. The Company is actively seeking to acquire the servicing rights to additional assets. Continued enhancement of its capabilities as a rated servicer is a significant component of the Company's business development activities.

The Company continues to develop its mortgage loan origination business begun in 1997. As a loan correspondent for the conduit program of ContiTrade, the Company originates qualifying multifamily and commercial loans which ContiTrade purchases at closing under a funding facility ContiTrade is providing to the Company. The Company intends to continue to devote significant resources to the expansion of its mortgage loan origination capabilities through acquisitions, the development of correspondent relationships and internal growth. Management anticipates that mortgage loan origination will become a primary source of the Company's revenue.

In addition to managing assets and interests throughout the United States, the Company has commenced business operations in Europe. Since 1997, a Danish subsidiary of the Company has been part of a joint venture providing asset management, financial and advisory services to an investment group which acquired an interest in a large portfolio of assets from the Swedish government. The Company is actively seeking to expand its asset management and servicing activities in Europe. Much of the Company's initial business development activities have been conducted through offices in Copenhagen and London. These offices are in the process of being reduced in size. In the future, management anticipates that a greater portion of business development activities in Europe will be conducted from the United States.

To overcome operating deficits and to sustain profitability, the Company must continue to develop and enhance its revenues from both new and existing business lines. There can be no assurance that the Company will be successful in increasing its revenues or that any level of revenues will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Total revenues increased $212,541 to $1,892,250 in the first three months of 1998 from $1,679,711 during the same period in 1997. Revenue components changed significantly, with management fees decreasing by approximately $540,671 in 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continues to provide a significant portion of the Company's revenue. The change in the management fee revenue components reflects the Company's continuing transition from its traditional public-sector contract orientation and their replacement with private-sector contracts that generally provide for lower ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Pursuant to its strategic business plan, the Company is continuing to take steps to reposition the Company's core businesses, to grow both those businesses and new, related activities. Increased fees from these other sources almost entirely offset the decrease in management fees. Attributable to corporate acquisitions and European development activities, new revenue sources developed from equity investments in partnerships and joint ventures, and loan servicing. Also, pursuant to the strategic business plan, new related business development through loan origination activities generated new revenues during the year. The Company operates in the real estate industry, which is a cyclical business environment. Commensurate with the change in the real estate business cycle, management expects the change in revenue components to continue, with asset management revenues decreasing as a percentage of total revenues and being replaced with increased revenues from lending and servicing activities.

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues decreased $540,671, or 51.6% to $507,143 in the first three months of 1998 from $1,047,814 for the comparable period in 1997. The decrease in management fee revenues for three month period in 1998 versus the same period in 1997 was generally attributed to the loss of a large number of assets under the Company's management that were placed into a securitized transaction by an investment-banking client during 1997. Additionally, management fees have decreased because of contracts being resolved and replaced with lower fee contracts.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues increased to $446,662 in the first three months of 1998 from $174,140 during the corresponding period in 1997. Of the 1998 amount, approximately 84% reflects the resolution of assets under one contract with an investment-banking client.

Certain contracts provide for incentive fees if the Company achieves net cash collections in excess of thresholds established in the contracts. Incentive fees increased to $608,625 in the first three months of 1998 from $159,082 in the first three months of 1997. The 1998 fees were generally due to the progressive resolution of one private-sector contract.

Other fees reflect the generation of fees from mortgage origination, loan servicing, accounting, asset management and consulting services, and interest income. Other fees increased $31,145, or 10.4%, to $329,820, in the first three months of 1998 from $298,675 in the same period in 1997.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $191,245 or 11.1%, to $1,539,426 for the first three months of 1998 from $1,730,671 for the same period in 1997. The decreases were primarily caused by the implementation of its strategic business plan whereby staffing was reduced significantly from 1997, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating expenses decreased to $169,301 for the first three months of 1998 from $627,748 for the first three months of 1997. The decrease includes credits of $200,000, made to the provision for loan losses reflecting favorable credit experience with the Company's loan portfolio under the Federal National Mortgage Association's Delegated Underwriting and Servicing Program; and $100,000, to due diligence expenses reflecting a negotiated settlement of contractual expenses accrued under an expense reimbursement agreement. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services were restructured to reduce overall expenses.

Interest expense decreased $6,513 to $71,657 for the first three months of 1998 from $78,170 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carry forwards and cash generated from operations.

Depreciation and amortization decreased $30,265 to $88,696 for the first three months of 1998 from $118,961 for the corresponding period in 1997. The decrease in depreciation and amortization expenses for 1998 primarily reflects the closure and downsizing of offices, including related write-off of depreciable assets, resulting from implementation of the strategic business plan.

The employment contract settlement of $206,563 in the first three months of 1997 reflects a non-recurring charge representing the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

Income tax expense of $19,400 for the first three months of 1997 reflects the impact of deferred tax items for deferred loan servicing and amortization after eliminating non-deductible foreign losses and utilizing of a portion of the Company's net operating loss carry forward. The tax benefit for the comparable period of 1997 primarily reflects the receipt of miscellaneous tax refunds and credits.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $5,374,170 at March 31, 1998 from $735,940 at December 31, 1997. The Company had aggregate bank credit facilities of $600,000 of which $356,000 was outstanding at March 31, 1998.

In March 1997, the Company entered into the Harbert SPA with the Harbert Fund whereby the Harbert Fund agreed to invest up to $5 million in the Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into the SPA Amendment pursuant to which the Harbert Fund purchased one share of the Series AA Preferred in exchange for cash of $3,647,185.

In March 1998, the Company entered into the Conti SPA with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred, and a warrant for 200,000 shares of the Common Stock.

The Company anticipates that, during 1998, it will invest $2 million in SRCC, a newly organized entity, in exchange for common stock in connection with an initial public offering of that entity. Additionally, the Company plans to issue a five-year warrant to purchase up to $2 million shares of the Common Stock at $2.50 per common share. The Company intends to fund the initial investment with proceeds provided from private investment capital infusions.

The Company expects to fund current operations with cash provided by operations, proceeds provided from private investment capital infusions, and from draws on bank credit facilities. Through the implementation of the strategic business plan discussed above, the Company will continue its efforts to reduce operating expenses. Moreover, the Company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative funding sources to fund those deficits.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company is also actively pursuing private equity capital infusions. The Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows used for operating activities decreased to $631,578 for the first three months of 1998 from $461,849 in the corresponding period of 1997. The Company's net income for the first three months of 1998 includes non-cash credits for reductions in loan losses and accrued abandonment costs. During the first three months of 1997 the Company incurred an operating loss which was partially offset by increases in cash provided from changes in working capital components.

Cash flows used by investing activities decreased to $96,041 for the first three months of 1998, from $1,879,180 for the same time period in 1997. The decrease primarily relates to the use of funds for corporate acquisitions in 1997.

Cash flows from financing activities increased to $5,365,849 for the first three months of 1998 from $2,491,889 for the respective time period in 1997. The increase is generally attributable to the issuance of the Series AA Preferred and the Series BB Preferred.


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

None

Item 3. - Defaults Upon Senior Securities

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

On April 13, 1998, Harold E. Cooke, President and Chief Operating Officer of the Company, was appointed to the Company's Board of Directors.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Numbers
-------
10.73 Stock Purchase Agreement dated March 21, 1998 between Strategic Realty Capital Corp. and CNC Holding Corp.

10.74 Registration Rights Agreement dated as of March 22, 1998 by and among CNC Holding Corp., ContiWest Corporation, MarRay Investment, L.L.C. and Strategic Realty Capital Corp.

27     Financial Data Schedule

(b)    Reports on Form 8-K

       On February 20, 1998, the Company filed a Current Report on Form 8-K reporting on the purchase by Harbert Equity Fund I, L.L.C. of the Company's Series BB Convertible Preferred Stock.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CROWN NORTHCORP, INC.




Dated: May 11, 1998           By:       /s/ Richard A. Brock
                                 ---------------------------------------------
                                   Richard A. Brock
                                   Senior Vice President, Treasurer and
                                   Chief Financial Officer



                              By:       /s/ Ray L. Druseikis
                                 ---------------------------------------------
                                   Ray L. Druseikis
                                   Controller and Chief Accounting
                                   Officer

                                  INDEX TO EXHIBITS

10.73 Stock Purchase Agreement dated March 21, 1998 between Strategic Realty Capital Corp. and CNC Holding Corp.(1)

10.74 Registration Rights Agreement dated as of March 22, 1998 by and among CNC Holding Corp., ContiWest Corporation, MarRay Investment, L.L.C. and Strategic Realty Capital Corp.(1)

27     Financial Data Schedule (1)

----------------------------------

(1)  Filed herewith