Form 10QSB
period 1998-06-30
CROWN NORTHCORP INC
filed 1998-08-11
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998
                                                  --------------
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For transition period from__________ to ________

                          Commission File No.: 0-22936
                                               -------
                              Crown NorthCorp, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               22-3172740
                 --------                               ----------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

                     1251 Dublin Road, Columbus, Ohio 43215
                     --------------------------------------
                    (Address of principal executive offices)

                                 (614) 488-1169
                                 --------------
                           (Issuer's telephone number)

                                      N/A
                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  --   --
 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of July 31, 1998, the issuer had 11,053,855 shares of its common stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one). Yes ___ No X
                                                                            ----

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX

                  PART I.                                                            PAGES
                                                                              -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997......................................................1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 1998 and 1997.............2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997....................................3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 1998 and 1997.....................................................4

Item 2.    Management's Discussion and Analysis or Plan of
           Operation..................................................................8

                  PART II.

Item 1.    Legal Proceedings.........................................................17

Item 2.    Changes in Securities....................................................17

Item 3.    Defaults Upon Senior Securities...........................................17

Item 4.    Submission of Matters to a Vote of Security Holders.......................17

Item 5.    Other Information.........................................................17


Item 6.    Exhibits and Reports on Form 8-K..........................................18

           (a)    Exhibits ..........................................................18

           (b)    Reports on Form 8-K................................................18

Signature............................................................................19

Exhibit Index........................................................................20

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1998 AND DECEMBER 31, 1997
-------------------------------------------------------------------------------

                                                       JUNE 30,       DECEMBER 31,
ASSETS                                                  1998             1997
                                                        ----             ----
CURRENT ASSETS:
 Cash and cash equivalents                         $  4,764,962      $    735,940
 Receivables                                          2,655,303         1,672,306
 Prepaid expenses and other                             278,245           275,283
                                                   ------------      ------------
          Total current assets                        7,698,510         2,683,529
                                                   ------------      ------------

PROPERTY AND EQUIPMENT-net                            1,811,684         1,838,325

RESTRICTED CASH                                       4,593,667         4,550,766

OTHER ASSETS                                          2,439,887         2,347,993
                                                   ------------      ------------

TOTAL                                              $ 16,543,748      $ 11,420,613
                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                $  3,069,328      $  2,143,011

LONG-TERM OBLIGATIONS:
 Notes and bonds payable- less current portion        2,375,998         2,563,550
 Allowance for loan losses and other                    744,207         1,385,721
                                                   ------------      ------------
        Total long term obligations                   3,120,205         3,949,271

REDEEMABLE PREFERRED STOCK                            2,000,000         2,000,000

SHAREHOLDERS' EQUITY:
 Common stock                                           110,543           108,310
 Convertible preferred stock:
   Series AA                                                  1
   Series BB                                                  1
 Additional paid-in capital                           9,974,972         4,209,752
 Retained earnings (accumulated deficit)             (1,731,033)         (976,367)
 Treasury stock, at cost                                   (269)          (13,364)
                                                   ------------      ------------
      Total shareholders' equity                      8,354,215         3,328,331
                                                   ------------      ------------

TOTAL                                              $ 16,543,748      $ 11,420,613
                                                   ============      ============

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------

                                                               SECOND QUARTER                        SIX MONTHS
                                                               --------------                        ----------
                                                            1998            1997               1998             1997
                                                            ----            ----               ----             ----
REVENUES:
  Management fees                                         $ 698,733       $ 927,147        $ 1,205,868      $ 1,974,963
  Disposition fees                                          121,436       1,376,204            568,098        1,550,343
  Incentive fees                                             15,000          62,000            623,625          221,082
  Origination fees, interest and other income               709,930         527,703          1,039,752          798,330
                                                        -----------      ----------         ----------      -----------
      Total revenues                                      1,545,099       2,893,054          3,437,343        4,544,718
                                                        -----------      ----------         ----------      -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                               1,265,401       2,005,713          2,804,827        3,735,965
  Occupancy, insurance and other                            526,081         818,063            895,381        1,445,809
  Provision for loan losses                                (474,000)                          (674,000)
  Amortization and depreciation                              92,609          85,495            181,306          176,413
                                                        -----------      ----------         ----------      -----------
      Total operating and administrative expenses         1,410,091       2,909,271          3,207,514        5,358,187
                                                        -----------      ----------         ----------      -----------

INCOME (LOSS) FROM OPERATIONS                               135,008         (16,217)           229,829         (813,469)

OTHER EXPENSES:
  Delayed offering costs                                    851,453                            851,453
  Restructuring charge                                                      570,000                             570,000
  Employment contract settlement and other                                                                      206,983
  Interest                                                   61,383         119,819            133,040          197,989
                                                        -----------      ----------         ----------      -----------
      Total other expenses                                  912,836         689,819            984,493          974,972
                                                        -----------      ----------         ----------      -----------

LOSS BEFORE INCOME TAXES                                   (777,828)       (706,036)          (754,664)      (1,788,441)

INCOME TAX BENEFIT                                           19,400           9,620                  -          192,183
                                                        -----------      ----------         ----------      -----------

NET LOSS                                                $  (758,428)     $ (696,416)        $ (754,664)     $(1,596,258)
                                                        ===========      ==========         ==========      ===========

LOSS PER SHARE                                              $ (0.07)        $ (0.07)           $ (0.07)         $ (0.17)
                                                        ===========      ==========         ==========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      11,030,863       9,914,033         10,942,399        9,486,631
                                                        ===========      ==========         ==========      ===========


See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                                        1998            1997
                                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                          $  (754,664)     $(1,596,258)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                       293,818          236,639
    Decrease in reserve for loan losses                                                                (674,000)
    Loss on delayed offering                                                                            851,453
    Other - net                                                                                                          158,083
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                                              (120,328)         870,914
      Prepaid expenses and other assets                                                                  (2,962)         (44,120)
      Accounts payable and accrued expenses                                                            (164,275)         853,013
                                                                                                    -----------      -----------

            Net cash provided (used) in operating activities                                           (570,958)         478,271
                                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                                                (1,606,855)
  Investment in partnerships                                                                                            (137,500)
  Increase in shareholder receivables                                                                  (862,669)
  Increase in deferred offering costs                                                                   266,381
  Purchase of property and equipment                                                                    (83,597)        (131,221)
  Other -net                                                                                           (285,891)         (30,878)
                                                                                                    -----------      -----------

            Net cash used in investing activities                                                      (965,776)      (1,906,454)
                                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                         1,896,000        3,877,286
  Principal payments on notes payable                                                                (2,110,795)      (3,603,259)
  Proceeds from issuance of common stock                                                                175,972          950,609
  Proceeds from issuance of preferred stock                                                           5,604,579
  Other changes                                                                                               -         (173,492)
                                                                                                    -----------      -----------

            Net cash provided by financing activities                                                 5,565,756        1,051,144
                                                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                     4,029,022         (377,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                                      735,940          587,080
                                                                                                    -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                      $ 4,764,962      $   210,041
                                                                                                    ===========      ===========

See notes to condensed consolidated financial statements

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

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

2.       Earnings (loss) Per Common Share

         The components of basic earnings per share ("EPS") for the quarter and six months ended June 30, 1998 are computed as follows:


                                               (LOSS)              SHARES           AMOUNT
                                               ------              ------           -------
QUARTER ENDED JUNE 30, 1998
BASIC EPS
Loss applicable to common shareholders       ($758,428)           11,030,863         $ (0.07)

SIX MONTHS ENDED JUNE 30, 1998
BASIC EPS
Loss applicable common shareholders          ($754,664)           10,942,399         $ (0.07)

         Since there was a net loss for the quarter and six months ended June 30, there are no potential common shares to be included in the computation of diluted per-share amounts. The Company has securities outstanding which could potentially dilute basic EPS in the future that were not included in the computation of EPS because of their antidilutive impact. Potentially dilutive shares are issuable under the terms of convertible preferred stock agreements, warrants and contingent share agreements.

         The loss per share for the quarter and six months ended June 30, 1997 is computed based on the loss applicable to the common stock, par value $.01 per share ("Common

         Stock") after deducting Series A Preferred stock dividends divided by the weighted average number of shares of Common Stock outstanding during the period. As the Company had a net loss for the quarter and six months ended June 30, 1997 there are no potential common shares to be included in the computation of diluted per-share amount.

3.       Receivables

         Receivables consist of the following at June 30, 1998 and December 31, 1997:

                                                       1998               1997
                                                       ----               ----
Trade                                              $ 1,902,634        $ 1,702,306
Shareholders                                           862,669                  -
                                                   -----------        -----------
 Total                                               2,765,303          1,702,306
Less: Allowance for doubtful accounts                 (110,000)           (30,000)
                                                   -----------        -----------
 Receivables-net                                   $ 2,655,303        $ 1,672,306
                                                   ===========        ===========


         The shareholder receivables reflect offering costs due under the Strategic Realty Capital Corp. cost-sharing arrangement (see Note 7).

4.       Property and Equipment

         Property and equipment consists of the following at June 30, 1998 and December 31, 1997:




                                          1998              1997
                                          ----              ----
Land                                 $   271,845        $   271,845
Building and improvements              1,137,112          1,137,112
Furniture and equipment                1,282,900          1,199,304
                                     -----------        -----------
      Total Property and equipment     2,691,857          2,608,261
Less accumulated depreciation           (880,173)          (769,936)
                                     -----------        -----------

Property and equipment-net           $ 1,811,684        $ 1,838,325
                                     ===========        ===========



5.       Shareholders' Equity

         In March 1997, the Company entered into a stock purchase agreement (the "Harbert SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the SPA (the "SPA Amendment") pursuant to which the Harbert Fund purchased one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. The shareholder is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. The Series AA Preferred provides that if these stipulated events have not occurred as of June 30, 1998, then the Harbert Fund has the right to designate a majority of the Company's Board of Directors until such time that they do occur. The stipulated events have not yet occurred; the Harbert Fund has not given notice of its intent to exercise its right to designate a majority of the Company's Board of Directors.

         In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Common Stock. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred to 1,000,000 shares of Common Stock. Conti has the right to designate one Director of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common Stock and certain other conditions are met.

6.       Contingencies

         The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

7.       Delayed Offering Costs

         The Company is a co-sponsor of Strategic Realty Capital Corp. ("SRCC") which on March 24, 1998 filed with the SEC a registration statement for an initial public offering. Due to presently unfavorable market conditions for publicly traded REITs, the offering has been deferred. The charge of $851,453 reflects the Company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. If the offering occurs, SRCC would be a real estate investment trust and would make high-yield commercial and multifamily real estate loans and investments. The Company would manage the operations of SRCC, subject to the supervision of SRCC's board of directors. Concurrently with the initial public offering, the Company would purchase an additional 133,333 shares (2% of the aggregate common stock) of SRCC at the initial public offering price, estimated to be $15 per share. Upon the closing of the offering of common stock of SRCC, the Company would issue a warrant to SRCC for the purchase of 2,000,000 shares of Common Stock at $2.50 per share. The Company would also invest cash of $2,000,000 in SRCC. The Company owns all 100 issued shares of SRCC.

8.       Statements of Financial Accounting Standards

         The Financial Accounting Standards Board (FASB) has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes Statement No. 14 "Financial Reporting For Segments of a Business Enterprise". Generally this statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. The Company will implement the provisions of this statement, as required, for the year ended December 31, 1998.

9.       Supplemental Cash Flow Disclosures

                                                       1998         1997
                                                       ----         ----

         Cash paid for interest                      $100,537    $  161,276
                                                     ========    ==========

         Non-Cash Investing and Financing Activities

               Corporate Acquisitions:

               Accounts Receivable                               $   16,983
               Restricted Cash                                    1,358,735
               Other Assets                                         591,137
               Loan Loss Reserve                                   (360,000)
                                                                 ----------
                 Net cash paid for corporate acquisitions        $1,606,855
                                                                 ==========

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

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "would," "contemplated," "believes" or comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the Company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors which could materially and adversely affect the future operating results of the Company are:

* The Company continues to experience operating deficits or marginally profitable results. Management anticipates that marginal operating results, including operating deficits, will continue until the Company is able to increase its revenues by originating mortgage loans and securing additional asset management and servicing contracts.

* The public offering contemplated by SRCC's registration statement has been deferred. Until such time, if ever, as this offering or a similar opportunity closes and becomes effective, the Company will be unable to derive benefits it had anticipated from a management agreement with and an investment in such an opportunity.

* Under the terms of the Series AA Preferred, the Harbert Fund has the right after June 30, 1998 to designate a majority of the Company's Board of Directors until certain specified events occur. The Company may not be able to cause the events to occur.

* While the Company continues its efforts to develop and expand its mortgage loan origination capability, it may be unsuccessful for a number of reasons. The Company is actively pursuing strategic acquisitions and alliances, expanded product lines and participation in additional lending programs to augment the internal growth of its mortgage lending capability. These efforts may be unsuccessful which, in turn, may adversely affect the Company's revenue and profitability. Additionally, the Company is a correspondent in the loan conduit program of ContiTrade, L.L.C. ("ContiTrade"), an affiliate of Conti. This conduit program and its related funding facility may at some point be unavailable to the Company or may be available only on terms less favorable than those currently in effect.

* Most of the Company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the Company's revenues and profitability.

* The Company currently operates as a rated servicer. If the Company no longer received ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

* The Company may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

BUSINESS OUTLOOK

The Company's primary revenues continue to be derived from management, disposition and incentive fees associated with third-party asset management contracts with various clients, including investment banking firms and partnerships. Assets under management include large single assets, such as loans secured by hotels and office buildings, as well as portfolios of commercial real estate assets and interests. The Company's principal asset management client continues to place additional assets under the Company's management. Third-party asset management will continue to be an important source of revenue for the Company. The Company is seeking to expand asset management revenues through several means including development of new and existing client relationships and European operations.

The Company continues to develop its mortgage loan origination business. Its primary revenues in this area are from the Company's activities as a loan correspondent for the conduit program of ContiTrade. The Company originates qualifying multifamily and commercial loans which ContiTrade purchases at closing under a funding facility ContiTrade is providing to the Company. The Company intends to continue to devote significant resources to the expansion of its mortgage loan origination capabilities through acquisitions, the development of correspondent relationships and internal growth. Management anticipates that mortgage loan origination will become a primary source of the Company's revenue.

Loan servicing has been a core business of the Company and an important source of revenue. The Company has recently acquired the servicing rights to additional assets and is actively seeking further acquisitions. Standard & Poors ("S&P") and Fitch IBCA, Inc. ("Fitch") both rate the Company "above average" as a special servicer of assets. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. S&P rates the Company "average" as a commercial servicer; Fitch rates the Company "acceptable" rating as a master servicer. These latter two ratings allow the Company to seek to expand its operations as a rated servicer to service performing as well as non-performing portions of securitizations. Continued enhancement of its capabilities as a rated servicer is a significant component of the Company's business development activities.

On March 24, 1998, SRCC, a newly organized Maryland corporation formed to operate as a REIT, filed a registration statement with the SEC for an underwritten public offering. The Company is a co-sponsor of the offering together with affiliates of both Conti and Harbert Management Corporation ("Harbert"). The business plan for SRCC is to invest in high-yielding lending and investment opportunities in commercial and multifamily real property-related assets, including interim loans and mezzanine interests. The Company would manage SRCC's business and investment affairs under a management agreement. The Company, Conti and Harbert have deferred SRCC's public offering due to the presently unfavorable market conditions for publicly traded REITs. Consequently, the Company is recognizing as of June 30, 1998 its portion of expenses related to the SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The Company, Conti and Harbert continue to actively pursue high-yielding lending and investment opportunities in commercial and multifamily real-property related assets including a public offering by SRCC, the formation of a REIT through a private placement and alternative fund opportunities. There can be no assurance that any fund will occur at any particular time or on any particular terms.

In Europe, Catella/Crown NorthCorp Joint Venture AB ("Catella/Crown"), in which the Company has a 50% ownership interest, has entered into an agreement to manage a large portfolio of assets in Sweden for an investment consortium. The Company will also have an equity interest in the investment consortium through a co-investment with an affiliate of Harbert and intends to fund its investment of approximately $2.5 million through a combination of cash on hand and borrowings. The Company anticipates assigning to Harbert or an affiliate of Harbert portions of the distributions of management fees it receives from Catella/Crown. The transaction, which would represent significant expansion of the Company's asset management business in Europe, is scheduled to close at the end of August 1998, subject to regulatory approval. Upon closing, the Company's European operations would be based in Stockholm.

The Company has issued one share of Series AA Preferred to the Harbert Fund in exchange for $3,641,185 in cash. The Series AA Preferred provides that if certain Trigger Events have not occurred by June 30, 1998, then the Harbert Fund has the right to designate a majority of the Company's Board of Directors until such time as the Trigger Events do occur. These "Trigger Events" are, first, the closing of the public offering contemplated by the registration statement filed by SRCC (or the closing of a comparable fund opportunity) and, second, the Company achieving certain specified commercial loan origination volumes. The Trigger Events have not yet occurred; the Harbert Fund has not given notice of its intent to exercise its right to designate a majority of the Company's Board of Directors.

To overcome operating deficits and to sustain profitability, the Company must continue to develop and enhance its revenues from both new and existing business lines. There can be no assurance that the Company will be successful in increasing its revenues or that any level of revenues will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1997

Total revenues decreased $1,347,955 to $1,545,099 in the second quarter of 1998 from $2,893,054 during the same period in 1997. Revenue components changed significantly, with disposition and bonus fees decreasing by $1,254,768 in 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the Company's revenue through management, disposition and incentive fees. The change in management fees and related revenue components reflects the Company's transition from its historic public-sector contract orientation to a private-sector contractor with contracts that generally provide for lower ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Pursuant to its strategic business plan, the Company is continuing to take steps to reposition the Company's core business to grow both those businesses and new, related activities. Attributable to corporate acquisitions and European development activities, new revenue sources developed from equity investments in partnerships and joint ventures and from loan servicing. Also, pursuant to the strategic business plan new, related business development through loan origination activities generated new revenues during the year. The Company operates in the real estate industry, which is a cyclical business environment. Commensurate with the change in the real estate business cycle, management expects the change in revenue components to continue, with asset management revenues decreasing as a percent of total revenues while revenues from lending and servicing activities increase.

Management fees are recorded as services required under a contract performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts. Management fee revenues decreased $228,414, or 24.6%, to $698,733 in the second quarter of 1998 from $927,147 for the comparable period in 1997. The decrease in management fee revenues for the second quarter of 1998 versus the same period in 1997 is generally attributable to the loss of a large number of assets under the Company's management that an investment banking client placed into a securitized transaction during 1997. Additionally, management fees have decreased because of higher fee contracts being resolved and replaced with lower fee contracts.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition.

Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or fixed amount per disposition. Disposition fee revenues decreased to $121,436 in the second quarter of 1998 from $1,376,204 during the corresponding period in 1997. Of the 1997 amount, approximately 67% reflects the resolution of assets under one public-sector contract.

Certain contracts provide incentive fees if the Company achieves net cash collections in excess of contractually established thresholds. Incentive fees decreased to $15,000 in the second quarter of 1998 from $62,000 in the second quarter of 1997.

Origination fees, interest and other fees reflect the generation of fees from mortgage origination, loan servicing, accounting, asset management and consulting services and interest income. Other fees increased $182,227, or 34.5%, to $709,930, in the second quarter of 1998 from $527,703 in the same period in 1997. The increase is attributable to origination income resulting from the commencement of loan origination activities in the second half of 1997.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $740,312 or 36.9%, to $1,265,401 for the second quarter of 1998 from $2,005,713 for the same period in 1997. The decreases were primarily caused by the implementation of its strategic business plan whereby staffing was reduced significantly in 1997, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating income expenses decreased to $526,081 for the second quarter of 1998 from $818,063 for the second quarter of 1997. During the second quarter of 1997, the Company incurred a charge if approximately $228,000 to account for acquisition expenses relating to abandoned business development activities. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

Provision for loan losses decreased $474,000 reflecting favorable credit experience with the Company's loan portfolio under the Federal National Mortgage Association's Delegated Underwriting and Servicing Program ("FNMA-DUS Program").

Depreciation and amortization increased $7,114 to $92,609 for the second quarter of 1998 from $85,495 for the corresponding period in 1997.

On March 24, 1998, the Company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the presently unfavorable market conditions for publicly traded REITS, the offering has been deferred. The charge of $851,453 reflects the Company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The Company expects to fund the costs from cash reserves and amounts due from the co-sponsors.

During the second quarter of 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidated offices and exiting certain lines of business. All restructuring charges were recorded in the second quarter of 1997.

Interest expense is generally incurred on the Company's notes and bonds payable and decreased $58,436 to $61,383 for the second quarter of 1998 from $119,819 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carry forwards and cash generated from operations.

The income tax benefit of 19,400 for the second quarter of 1998 reflects the impact of the Company's net loss. The tax benefit for the comparable period of 1997 primarily reflects the receipts of miscellaneous tax refunds and credits.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Total revenues decreased $1,107,375 to $3,437,343 in the first six months of 1998 from $4,544,718 during the same period in 1997. As stated previously, revenue components changed significantly, with disposition and bonus fees decreasing by $982,245 in 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the Company's revenue through management, disposition and incentive fees. The change in management fee revenue components reflects the Company's transition from its historic public-sector contraction orientation to a private-sector contractor with contracts that generally provide for lower ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Pursuant to its strategic business plan, the Company is continuing to take steps to reposition the Company's core businesses to grow both those businesses and new, related activities. New related business development through loan origination activities generated new revenues during the year. The Company operates in the real estate industry, which is a cyclical business environment. Commensurate with the change in the real estate business cycle, management expects the change in revenue components to continue, with asset management revenues decreasing as a percentage of total revenues while revenues from lending and servicing activities increase.

Management fee revenues decreased $769,095, or 38.9%, to $1,205,868 in the first six months of 1998 from $1,974,963 for the comparable period in 1997. The decrease in management fee revenues for the first six months of 1998 versus the same period in 1997 is generally attributable to the loss of a large number of assets under the Company's management that an investment banking client placed into a securitized transaction during 1997. Additionally, management fees have decreased because of higher fee contracts being resolved and replaced with lower fee contracts.

Disposition fee revenues decreased to $568,098 in the first half of 1998 from $1,550,343 during the corresponding period in 1997. The 1997 amount primarily reflects the resolution of assets under one public-sector contract.

Incentive fees increased to $623,625 in the first six months of 1998 from $221,082 in the first six months of 1997. The 1998 fees were primarily due to the progressive resolution of one private-sector contract.

Other fees increased $241,422, or 30.2%, to $1,039,752, in the first six months of 1998 from $798,330 for the same period in 1997. The increase is primarily attributable to origination income resulting from the commencement of loan origination activities in the second half of 1997.

Personnel expenses decreased $931,138, or 24.9%, to $2,804,827 for the first half of 1998 from $3,735,965 for the same period in 1997. The decreases were primarily caused by the implementation of its strategic business plan whereby staffing was reduced significantly from 1997 levels, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating expenses decreased $895,381 for the first six months of 1998 from $1,445,809 for the first six months of 1997. During the first half of 1997, the Company incurred a charge of approximately $228,000 to account for acquisition expenses relating to abandoned business development activities. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

The decrease in provision for loan losses of $674,000 reflects favorable credit experience with the Company's loan servicing portfolio under the FNMA-DUS Program.

On March 24, 1998, the Company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the presently unfavorable market conditions for publicly traded REITs, the offering has been deferred. The charge of $851,453 reflects the Company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The Company expects to fund the costs from cash reserves and amounts due from the co-sponsors.

During the second quarter of 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. All restructuring charges were recorded in the second quarter of 1997.

The employment contract settlement of $206,983 in the first six months of 1997 reflects a non-recurring charge representing the lump-sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

Interest expense decreased $64,949 to $133,040 for the first half of 1998 from $197,989 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carry forwards and cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $4,764,962 at June 30, 1998 from $735,940 at December 31, 1997. The Company had aggregate bank credit facilities of $600,000 of which $-0- was outstanding at June 30, 1998.

In March 1997, the Company entered into the Harbert SPA with the Harbert Fund whereby the Harbert Fund agreed to invest up to $5 million in the Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997, the Company and the Harbert Fund entered into the SPA Amendment pursuant to which the Harbert Fund purchased one share of the Series AA Preferred in exchange for cash of $3,647,185.

In March 1998, the Company entered into the Conti SPA with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred and a warrant for 200,000 shares of the Common Stock.

The Company will have an equity interest in an investment consortium that is acquiring a large portfolio of assets in Sweden. This equity interest will be through a co-investment with an affiliate of Harbert. The Company intends to fund its investment of approximately $2.5 million through a combination of cash on hand and borrowings.

The Company anticipates that, if the public offering of SRCC proceeds, it would invest $2 million in SRCC in exchange for common stock of SRCC. The Company anticipates funding this investment with proceeds from private investment capital infusions. Also, in conjunction with a public offering, the Company plans to issue SRCC a five-year warrant to purchase up to $2 million of the Common Stock at $2.50 per share.

The Company expects to fund current operations with cash provided by operations, proceeds provided from private investment capital infusions and from draws on bank credit facilities. Through the implementation of the strategic business plan discussed above, the Company will continue its efforts to reduce operating expenses. Moreover, the Company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative funding sources to fund those deficits.

The Company is actively seeking credit facilities to expand existing facilities and to fund acquisitions. The Company is also actively pursuing private equity capital infusions. The

Company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows used in operating activities changed to a $570,958 use of cash for the first half of 1998 from a $428,271 source of cash in the corresponding period of 1997. The Company's net loss for the first six months of 1998 includes a non-recurring charge for costs associated with the delayed offering of SRCC and a non-cash credit for a reduction in the reserve for loan losses. During the first six months of 1997, the Company incurred an operating loss which was partially offset by increases in cash provided from changes in working capital components.

Cash flows used by investing activities decreased to $965,776 for the first half of 1998 from $1,906,454 for the same period in 1997. The decrease primarily relates to the use of funds for corporate acquisitions in 1997 while the 1998 amount includes charges attributable to costs associated with the delayed offering.

Cash flows from financing activities increased to $5,565,756 for the first six months of 1998 from $1,051,144 for the respective time period in 1997. The increase is generally attributable to the issuance of the Series AA Preferred and the Series BB Preferred.

PART II - OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------

The Company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the Company.

Item 2. - Changes in Securities
-------------------------------

None

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

None

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 21, 1998. At the meeting, the stockholders voted to reelect seven directors for the ensuing year. The results of the election were:

         Votes for all nominees:            10,550,419

         Votes to withhold authority from the following nominees:

                  Ronald E. Roark           16,848
                  John Everets              16,948
                  Gordon V. Smith           16,848
                  Raymond J. Harbert        16,848
                  Michael D. Luce           16,848
                  Scott M. Mannes           16,848
                  Harold E. Cooke           16,884

Item 5. - Other Information
---------------------------

None.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Numbers
         -------
         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CROWN NORTHCORP, INC.



Dated: August 10, 1998                     By: /s/ RICHARD A. BROCK
                                              ------------------------------
                                              Richard A. Brock, Senior Vice
                                                 President, Treasurer and
                                                  Chief Financial Officer



                                           By: /s/ RAY L. DRUSEIKIS
                                              ------------------------------
                                               Ray L. Druseikis, Controller
                                               and Chief Accounting Officer

                                INDEX TO EXHIBITS


27       Financial Data Schedule (1)

-------------------------------------------

(1)      Filed herewith