Form 10QSB
period 1998-09-30
CROWN NORTHCORP INC
filed 1998-11-16
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For transition period from          to
                                                --------    --------

                          Commission File No.: 0-22936
                                               -------

                              CROWN NORTHCORP, INC.
                              ---------------------

        (Exact name of small business issuer as specified in its charter)

           Delaware                                         22-3172740
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                     1251 Dublin Road, Columbus, Ohio 43215
                    ----------------------------------------
                    (Address of principal executive offices)

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

         As of October 31, 1998, the issuer had 11,064,710 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes   No  X
                                                                       ---   ---

                              CROWN NORTHCORP, INC.
                                   Form 10-QSB
                    Quarterly Period Ended September 30, 1998

                                      INDEX

           Part I.                                                              Pages
                                                                                -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997 ...............................................  1

           Condensed Consolidated Statements of Operations for the
           third quarter and the nine months ended September 30, 1998 and 1997..  2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997........................  3

           Notes to Condensed Consolidated Financial Statements-
           September 30, 1998 and 1997..........................................  4

Item 2.    Management's Discussion and Analysis.................................  8

           Part II.

Item 1.    Legal Proceedings.................................................... 17

Item 2.    Changes in Securities................................................ 17

Item 3.    Defaults Upon Senior Securities...................................... 18

Item 4.    Submission of Matters to a Vote of Security Holders.................. 18

Item 5.    Other Information.................................................... 18


Item 6.    Exhibits and Reports on Form 8-K..................................... 18

           (a) Exhibits ........................................................ 18

           (b) Reports on Form 8-K.............................................. 18

Signature....................................................................... 19

Exhibit Index................................................................... 20

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998             1997
                                                  ------------     ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         $  2,433,823     $    735,940
Receivables-net                                      2,106,023        1,672,306
Prepaid expenses and other                             301,370          275,283
                                                  ------------     ------------
     Total current assets                            4,841,216        2,683,529
                                                  ------------     ------------

PROPERTY AND EQUIPMENT-net                           1,748,842        1,838,325

RESTRICTED CASH                                      5,227,268        4,550,766

OTHER ASSETS                                         5,313,014        2,347,993
                                                  ------------     ------------
TOTAL                                             $ 17,130,340     $ 11,420,613
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                               $  2,897,603     $  2,143,011

LONG-TERM OBLIGATIONS:
Notes and bonds payable-less current portion         3,218,325        2,563,550
Allowance for loan losses and other                    744,207        1,385,721
                                                  ------------     ------------
     Total long-term obligations                     3,962,532        3,949,271

REDEEMABLE PREFERRED STOCK                           2,000,000        2,000,000

SHAREHOLDERS' EQUITY:
Common stock                                           110,543          108,310
Convertible preferred stock:
  Series AA                                                  1
  Series BB                                                  1
Additional paid-in capital                           9,974,972        4,209,752
Retained earnings (accumulated deficit)             (1,815,043)        (976,367)
Treasury stock, at cost                                   (269)         (13,364)
                                                  ------------     ------------
     Total shareholders' equity                      8,270,205        3,328,331
                                                  ------------     ------------

TOTAL                                             $ 17,130,340     $ 11,420,613
                                                  ============     ============

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                    THIRD QUARTER                       YEAR TO DATE
                                                             ---------------------------         ----------------------------
                                                                1998            1997                1998             1997
                                                             -----------     -----------         -----------      -----------
REVENUES:
  Management fees                                            $   974,632     $   835,382         $ 2,180,508      $ 2,810,345
  Incentive and disposition fees                                 194,540       1,296,517           1,386,263        3,067,942
  Income from partnerships and joint ventures                    413,403         157,656             460,802          292,914
  Origination fees, interest and other income                    592,836         563,469           1,585,186        1,226,539
                                                             -----------     -----------         -----------      -----------
    Total revenues                                             2,175,411       2,853,024           5,612,759        7,397,740
                                                             -----------     -----------         -----------      -----------
OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                    1,551,605       1,832,134           4,356,434        5,568,098
  Occupancy, insurance and other                                 548,552         591,783           1,443,935        2,037,590
  Provision for loan losses                                                                         (674,000)
  Amortization and depreciation                                   96,081          89,625             277,386          266,458
                                                             -----------     -----------         -----------      -----------
    Total operating and administrative expenses                2,196,238       2,513,542           5,403,755        7,872,146
                                                             -----------     -----------         -----------      -----------
INCOME (LOSS) FROM OPERATIONS                                    (20,827)        339,482             209,004         (474,406)

OTHER EXPENSES:
  Delayed offering costs                                               -                            851,452
  Restructuring charge                                                                                                570,000
  Employment contract settlement and other                                                                            206,563
  Interest                                                        63,188          84,811             196,228          282,801
                                                             -----------     -----------         -----------      -----------
    Total other expenses                                          63,188          84,811           1,047,680        1,059,364
                                                             -----------     -----------         -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                                (84,015)        254,671            (838,676)      (1,533,770)

INCOME TAX EXPENSE (BENEFIT)                                           -               -                   -         (192,183)
                                                             -----------     -----------         -----------      -----------
NET INCOME (LOSS)                                            $   (84,015)    $   254,671         $  (838,676)     $(1,341,587)
                                                             ===========     ===========         ===========      ===========
INCOME (LOSS) PER SHARE -- Basic and Diluted                 $     (0.01)    $      0.02         $     (0.08)     $     (0.13)
                                                             ===========     ===========         ===========      ===========

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                          1998              1997
                                                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                             $ (838,676)      $(1,341,587)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                           420,826           372,333
  Decrease in reserve for loan losses                                                                    (674,000)
  Loss on delayed offering                                                                                851,453
  Income from investments in joint ventures                                                              (460,802)
  Other - net                                                                                                              (100,541)
  Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
    Accounts receivable                                                                                   147,044         1,901,160
    Prepaid expenses and other assets                                                                     (26,087)          (43,315)
    Accounts payable and accrued expenses                                                                (174,823)          891,887
                                                                                                       ----------        ----------
      Net cash provided (used) in operating activities                                                   (755,065)        1,679,937
                                                                                                       ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                                                   (1,606,855)
  Distributions from partnerships and joint ventures                                                                        230,894
  Investment in partnerships                                                                           (2,358,785)         (162,500)
  Increase in shareholder  receivables                                                                   (392,692)
  Purchase of property and equipment                                                                      (75,882)         (172,433)
  Increase in restricted cash                                                                            (676,502)
  Other - net                                                                                            (482,180)         (146,729)
                                                                                                       ----------        ----------
      Net cash provided (used) in investing activities                                                 (3,986,041)       (1,857,623)
                                                                                                       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                           3,161,392         4,793,286
  Principal payments on notes payable                                                                  (2,489,858)       (5,044,323)
  Proceeds from issuance of common stock                                                                  162,876         1,049,762
  Proceeds from issuance of preferred stock                                                             5,604,579
  Other changes                                                                                                 -          (178,047)
                                                                                                       ----------        ----------
      Net cash provided by financing activities                                                         6,438,989           620,678
                                                                                                       ----------        ----------
NET INCREASE IN CASH DURING THE PERIOD                                                                  1,697,883           442,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                                        735,940           587,080
                                                                                                       ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                         $2,433,823        $1,030,072
                                                                                                       ==========        ==========

See notes to condensed consolidated financial statements

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


1.       GENERAL AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Crown's Form 10-KSB for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

2.       EARNINGS (LOSS) PER COMMON SHARE

         The components of basic earnings per share for the quarter and nine months ended September 30, 1998 are computed as follows:

                                                 (LOSS)             SHARES              AMOUNT
                                               ----------         ----------           -------
QUARTER ENDED SEPTEMBER 30, 1998
BASIC EPS
  Loss applicable to common shareholders       $  (84,015)        11,051,681           $ (0.01)

NINE MONTHS ENDED SEPTEMBER 30, 1998
BASIC EPS
  Loss applicable to common shareholders       $ (838,676)        10,979,227           $ (0.08)

         Since there was a net loss for the quarter and nine months ended September 30, there are no potential common shares to be included in a computation of diluted per-share amounts. Crown has securities outstanding which could potentially dilute basic EPS in the future that were not included in the computation of EPS because of their antidilutive impact. Potentially dilutive shares are issuable under the terms of convertible preferred stock agreements, warrants and contingent share agreements.

         The earnings (loss) per share for the quarter and nine months ended September 30, 1997 is computed based on the income or loss applicable to Crown's common stock after deducting Series 4

         A Preferred stock dividends divided by the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for basic earnings per share calculations for the third quarter and nine months ended September 30, 1997 were 10,361,233 shares and 9,979,237 shares, respectively. The weighted average shares outstanding for diluted earnings per share for the quarter ended September 30, 1997 were 15,876,693 shares. Potentially dilutive shares included in the weighted average number of shares for the quarter ended September 30, 1997 were for stock warrants and options, convertible preferred shares, and contingent share agreements. As the company had a net loss for the nine months ended September 30, 1997 there are no potential common shares to be included in the computation of diluted per-share amount.

3.       RECEIVABLES

         Receivables consist of the following at September 30, 1998 and December 31, 1997:

                                                               1998                 1997
                                                            -----------          -----------
Trade                                                       $ 1,344,712          $ 1,702,306
Affiliates                                                      475,619                    -
Shareholders                                                    395,692                    -
                                                            -----------          -----------
  Total                                                       2,216,023            1,702,306
Less: Allowance for doubtful accounts                          (110,000)             (30,000)
                                                            -----------          -----------
  Receivables - net                                         $ 2,106,023          $ 1,672,306
                                                            ===========          ===========

         The affiliate receivable is for management fees due from a joint venture in which the company has a 50% investment interest. Management fees billed to the affiliate during the third quarter and for the nine months ended September 30, 1998 were approximately $449,000 and $512,000 respectively. The shareholder receivables reflect pro rata offering costs due under the Strategic Realty Capital Corp. cost-sharing arrangement (see Note 7).

4.       PROPERTY & EQUIPMENT

         Property and equipment consists of the following at September 30, 1998 and December 31, 1997:

                                                               1998                 1997
                                                            -----------          -----------
Land                                                        $   271,845          $   271,845
Building and improvements                                     1,137,112            1,137,112
Furniture and equipment                                       1,275,185            1,199,304
                                                            -----------          -----------
        Total property and equipment                          2,684,142            2,608,261
Less accumulated depreciation                                  (935,300)            (769,936)
                                                            -----------          -----------
Property and equipment - net                                $ 1,748,842          $ 1,838,325
                                                            ===========          ===========

5.       STOCKHOLDERS' EQUITY
         In March 1997, the company entered into a stock purchase agreement with an affiliate of the Harbert Management Corporation to invest up to $5 million in the company's common stock. Harbert invested $1 million in the company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the company and Harbert entered into an amendment to the agreement pursuant to which Harbert purchased one share of the company's Series AA Non-Voting Convertible Preferred Stock on the terms and conditions set forth in the amendment. The shareholder is entitled to a non-cumulative dividend at the rate of 5% per annum plus, in the event of liquidation, a 12% cumulative dividend on the liquidation preference of $3,647,185, each from January 26, 1998, the date the transaction was consummated. The holder of the Series AA Preferred has the option to convert it into 3,473,510 shares of common stock at any time. Crown has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. The Series AA Preferred provides that if these stipulated events did not occur as of June 30, 1998, then Harbert has the right to designate a majority of Crown's Board of Directors until such time that they do occur. The stipulated events have not yet occurred and Harbert has not given notice of its intent to exercise its right to designate a majority of the directors.

         In March 1998, the company entered into a stock purchase agreement with an affiliate of ContiFinancial Corporation whereby Conti invested $2 million in exchange for one share of the company's Non-Voting Series BB Convertible Preferred Stock on the terms and conditions set forth in the agreement, and a warrant to purchase up to 200,000 shares of Crown's common stock. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holder of the Series BB Preferred has the option to convert it into 1,000,000 shares of the common stock at any time. The company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holder of the Series BB Preferred has the right to convert the Series BB Preferred to 1,000,000 shares of common stock. Conti has the right to designate one director of Crown's Board of Directors as long as it holds the Series BB Preferred or at least 1,000,000 shares of common stock and certain other conditions are met.

6.       CONTINGENCIES

         Crown has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the company.

7.       SRCC OFFERING CHARGE

         The company cosponsored Strategic Realty Capital Corp. ("SRCC") which on March 24, 1998 filed with the SEC a registration statement for an initial public offering. SRCC was intended to be a real estate investment trust making high-yield commercial and multifamily real estate loans and investments. Crown was to manage the operations of SRCC, subject to the supervision of SRCC's board of directors. Concurrent with the initial public offering, Crown would have purchased an additional 133,333 shares (2% of the aggregate common stock) of SRCC at the initial public offering price, which was estimated to be $15 per share. Upon the closing of the offering of common stock of SRCC, Crown would have issued a warrant to SRCC for the purchase of 2,000,000 shares of common stock at $2.50 per share. Crown would also have invested cash of $2,000,000 in SRCC. The company owns all 100 issued shares of SRCC.

         Due to presently unfavorable market conditions for publicly traded REITs, Crown does not anticipate that SRCC's public offering will proceed now or in the foreseeable future. The charge of $851,452 reflects the company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors.

8.       STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes Statement No. 14 "Financial Reporting For Segments of a Business Enterprise." Generally this statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. Crown will implement the provisions of this statement, as required, for the year ended December 31, 1998.

9.        SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                     1998                   1997
                                                                  ---------              ----------
Cash paid for interest                                            $ 134,497              $  207,720
                                                                  =========              ==========
Non-cash investing and financing activities:
         Corporate acquisitions:
           Accounts Receivable                                                           $   16,983
           Restricted cash                                                                1,358,735
           Other assets                                                                     591,137
           Loan loss reserve                                                               (360,000)
                                                                                         ----------
             Net cash paid for corporate acquisitions                                    $1,606,855
                                                                                         ==========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown NorthCorp derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include third-party asset management, loan servicing, mortgage loan originations and European operations. Fees the company receives include asset management and disposition fees, incentive fees based on the overall performance of a contract or pool of assets, loan servicing fees and fees associated with the origination of mortgage loans. The company utilizes strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management is actively pursuing additional acquisitions and alliances to augment its core businesses.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "would," "contemplated," "believes" or comparable terminology. All forward-looking statements included in this document are based on information available to the company on the date hereof, and Crown assumes no obligation to update any such forward-looking statements. It is important to note that the company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- The company continues to experience operating deficits or marginally profitable results. Management anticipates that marginal operating results, including operating deficits, will continue until the company is able to increase its revenues by securing additional asset management and servicing contracts or by other means, including the origination of mortgage loans.

- The company has been a correspondent in the loan conduit program of ContiTrade, L.L.C., an affiliate of Conti. Conti has advised the company and its other correspondents that it is indefinitely suspending this conduit program due to uncertainties in the markets for commercial mortgage backed securities ("CMBS"). There can be no assurance that the company will resume operations under this conduit program. Crown continues its efforts to develop and expand its mortgage loan capability by actively pursuing additional lending sources, strategic acquisitions and alliances and expanded product lines. These efforts may be unsuccessful which, in turn, may adversely affect the company's revenue and profitability.

- The company does not anticipate that the public offering contemplated by SRCC's registration statement will proceed now or in the foreseeable future. Until such time, if ever, as this offering or a similar fund opportunity does close and become effective, Crown will be unable to derive benefits it had anticipated from a management agreement with and an investment in such an opportunity.

- Under the terms of the Series AA Preferred, since June 30, 1998, Harbert has had the right to designate a majority of Crown's Board of Directors until certain specified events occur. The company does not anticipate being able to cause the events to occur in the near future.

- Most of the company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the company's revenues and profitability.

- Crown currently operates as a rated servicer. If the company no longer received ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

- Crown may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

- The Year 2000 problem has not presented significant issues for the company. Crown does not anticipate that costs associated with resolving remaining issues will have a material financial impact. If, however, the company and the parties with which it does business are not successful in resolving remaining issues, Crown may have service interruptions or material expenditures related to the Year 2000 problem.

OUTLOOK

BUSINESS ENVIRONMENT. Crown provides comprehensive financial services to owners and operators of commercial real estate interests. In recent years, investments in commercial real estate have, to an increasing degree, been made through capital markets transactions, including CMBS transactions. During the third quarter of 1998, major portions of these capital markets, in particular the below-investment-grade components of CMBS, became substantially illiquid. Crown believes that changing capital markets present opportunities to expand its asset management and servicing businesses to investors seeking high yields through commercial real estate. At the same time, Crown recognizes that these recent capital markets developments have adversely affected the company's ability to originate commercial mortgage loans in the near future. Crown has been originating mortgage loans primarily through Conti's loan conduit program. Such programs generally depend on an active CMBS market to provide an outlet for loan production. Conti has indefinitely suspended its conduit program because of market uncertainty. Until Crown resumes conduit lending or develops alternative lending programs, mortgage loan originations will not be a primary source of revenue.

THIRD-PARTY ASSET MANAGEMENT. The company?s primary revenues continue to be derived from management, disposition and incentive fees associated with third-party asset management contracts with various clients, including investment banking firms and partnerships. Assets under management include large single assets, such as loans secured by hotels and office buildings, as well as portfolios of commercial real estate assets and interests. Crown's principal asset management client continues to place additional assets under the company's management. The company is actively seeking to expand asset management revenues through several means including development of new and existing client relationships and European operations. Third-party asset management will continue to be a primary source of the company's revenues.

One of the ways in which the company is seeking to expand its asset management operations is through the management of high-yielding investment opportunities including but not limited to the below investment grade portions of CMBS. The planned public offering of SRCC presented one such opportunity. The company now does not anticipate that this offering will proceed now or in the foreseeable future. Crown continues to actively pursue opportunities in commercial and multifamily real-property related assets including participation in high-yield investment funds and alternative fund opportunities. There can be no assurance that any fund will occur at any particular time or on any particular terms.

MORTGAGE LOAN ORIGINATION. Recent developments in the capital markets have adversely affected Crown's mortgage loan origination program. Conti has indefinitely suspended the loan conduit program that has been Crown's primary means of originating loans. Additionally, when Conti sold loans of Crown and other program correspondents into a securitization in August 1998, the company recognized a pro rata loss of approximately $107,000 due to unfavorable market conditions at that time. Management is presently exploring alternative means of meeting the loan needs of its clients and otherwise expanding its commercial lending program. There can be no assurance that any of these efforts will be successful. Until such time as they are, mortgage loan origination will not be a material source of income.

EUROPEAN OPERATIONS. In Europe, Catella/Crown NorthCorp Joint Venture AB, in which the company has a 50% ownership interest, has entered into an agreement to manage for Telereit Holding AB a portfolio of assets in Sweden valued at approximately $614 million. Under this asset management agreement, Catella/Crown has received a success fee for placing the transaction and will receive ongoing management, disposition and incentive fees. With the commencement of work under this agreement, the company's European Operations are based in Stockholm.

In conjunction with placing the Telereit transaction and entering into the asset management agreement, the company agreed to make an equity investment in Telereit. Crown did this by investing approximately $2.4 million in exchange for a 14.23% ownership interest in HMR Sweden, LLC, an affiliate of Harbert. HMR Sweden, in turn, invested approximately $16.8 million in Telereit and received a 13.09% ownership interest. Crown funded its investment through a combination of cash on hand and a loan of approximately $1 million from MarRay Investment, LLC, another affiliate of Harbert. In consideration of Harbert's investment in Telereit and the loan from MarRay, Crown has agreed to pay Harbert 12.5% of the management and disposition fees and 37.5% of the incentive fees it receives under the asset management agreement, net of Crown's expenses. Through February 28, 1999, Crown has the option, under certain terms and conditions, to have another party acquire Harbert's investment in Telereit provided that Harbert receives a 25% return on its investment. As security for the loan from MarRay, Crown has pledged to it a 5.94% ownership interest in HMR Sweden. Additionally, a bank, on behalf of Crown, has issued letters of credit aggregating approximately $625,000 to partially secure Telereit's obligations under a credit facility.

LOAN SERVICING AND INFORMATION TECHNOLOGY. Loan servicing is a core business of the company and an important source of revenue. The company has recently acquired the servicing rights to additional assets and is actively seeking further acquisitions. Standard & Poors and Fitch IBCA, Inc. both rate Crown "above average" as a special servicer of assets. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. S&P rates the company "average" as a commercial servicer; Fitch rates Crown "acceptable" as a master servicer. These latter two ratings allow the company to seek to expand its operations as a rated servicer to service performing as well as non-performing portions of securitizations. Crown believes its capabilities as a rated servicer to be a significant component of the company's business development activities.

         YEAR 2000 READINESS. The Year 2000 issue arises from computer programs and equipment that use a two-digit rather than a four-digit format to indicate a year. Such components may incorrectly interpret dates beyond 1999, which could cause computer system failures or errors. The company has substantially completed the assessment of its Year 2000 issues. It has purchased and will continue to purchase computer hardware and software to help insure compliance. Finally, Crown has been testing and will continue to test its systems for Year 2000 compliance.

         Substantial portions of Crown's strategic computer systems and applications are proprietary in nature. The company's assessment is that these are Year 2000 compliant. The principal third-party system the company uses is the McCracken Loan Servicing System. McCracken has written software to correct Year 2000 issues, which is presently in testing with Crown and other users of the system. Crown anticipates this testing will be completed by the first quarter of 1999. Additionally, Crown makes some use of standard commercial software products. To the extent that present versions of these products manifest Year 2000 problems, Crown will acquire Year 2000-compliant versions of these products or substitute alternative products that do comply.

         To date, the costs the company has incurred specifically to address Year 2000 issues have not been material. These expenditures have included upgraded hardware for the McCracken system as well as enhanced telephone and building security systems. Over and above regularly scheduled purchases to keep pace with continuing technological advances, the company will purchase from operating funds extra supplies of key computer hardware to insure its availability as the Year 2000 approaches. The company also has in place a disaster recovery plan should it need to resume operations for a temporary or extended period in an alternative location.

         While Crown believes it is taking all appropriate steps to achieve Year 2000 compliance, the Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Crown believes that its testing of hardware and software components will reveal any significant Year 2000 problems, that such problems will be capable of remediation and that Crown's software and hardware will perform substantially as planned when Year 2000 processing begins. There can be no assurance, however, that Crown can achieve Year 2000 compliance without significant additional costs.

PREFERRED STOCK ISSUANCES. The company has issued one share of Series AA Preferred to Harbert in exchange for $3,647,185 in cash. The Series AA Preferred provides that, since certain trigger events did not occur by June 30, 1998, Harbert has the right to designate a majority of the company's Board of Directors until such time as the trigger events do occur. These trigger events are, first, the closing of the public offering contemplated by the registration statement filed by SRCC (or the closing of a comparable fund opportunity) and, second, the company achieving certain specified commercial loan origination volumes. The trigger events have not yet occurred and the company does not anticipate being able to cause these events to occur in the near future. Harbert has not given notice of its intent to exercise its right to designate a majority of the company's Board of Directors.

Additionally, the company has issued one share of Series BB Preferred and warrants to purchase up to 200,000 shares of common stock to an affiliate of Conti in exchange for $2 million cash. Conti may convert the Series BB Preferred into 1,000,000 shares of common stock at any time. Crown has the option to convert the Series BB Preferred upon the occurrence of the trigger events. Given present conditions in the financial markets, the company does not anticipate being able to exercise a conversion option based on the trigger events.

Crown must continue to develop and enhance revenues from its core businesses to overcome operating deficits and to sustain profitability. Recent changes in the capital markets provide particular opportunities to expand the company's asset management and servicing businesses. There can be no assurance that the company will be successful in increasing its revenues or that any level of revenues will produce any particular financial results.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1997

Total revenues decreased $677,613 to $2,175,411 in the third quarter of 1998 from $2,853,024 during the same period in 1997. Revenue components changed significantly, with incentive and disposition fees decreasing by $1,101,977 in 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue through management, disposition and incentive fees. Pursuant to its strategic business plan, the company is continuing to take steps to reposition Crown's core business to grow both those businesses and new, related activities. Corporate acquisitions and European development activities have been primarily responsible for new revenue sources from equity investments in partnerships and joint ventures and from loan servicing. Also, pursuant to the strategic business plan, loan origination activities have generated new revenues during the year, although those revenues have substantially declined recently because of illiquid CMBS market conditions. The company anticipates that, at least in the near term, revenues from asset management and servicing activities will be the largest components of total revenues while revenues from lending activities will increase only as selected opportunities develop.

Management fees are recorded as services required under a contract are performed, and may be based on a percentage applied to the aggregate value of the assets managed under a contract, a fixed fee or a cost-plus agreement. Management fee revenues increased $139,250, or 16.7%, to $974,632 in the third quarter of 1998 from $835,382 for the comparable period in 1997. The increase in management fee revenues for the third quarter of 1998 versus the same period in 1997 is generally attributable to billings of approximately $449,000 to Catella/Crown for asset management services on the Telereit transaction in Sweden.

Certain contracts provide incentive fees if the company achieves net cash collections in excess of contractually established thresholds. Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or fixed amount per disposition. Incentive and disposition fee revenues decreased to $194,540 in the third quarter of 1998 from $1,296,517 during the corresponding period in 1997. The 1997 amount primarily reflects the resolution of assets under one contract and fees on a large number of assets under the company's management that an investment banking client placed into a securitized transaction.

Income from partnerships and joint ventures increased to $413,403 in the third quarter of 1998 from $157,656 in the third quarter of 1997. The increase was primarily from one-time success fees due to Catella/Crown for the placement of the Telereit transaction.

Origination fees, interest and other fees reflect the generation of fees from mortgage origination, loan servicing, accounting, and interest income net of losses from the sale of certain loans into a securitization. Other fees increased $29,367, or 5.2%, to $592,836, in the third quarter of 1998 from $563,469 in the same period in 1997.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses, and professional development expenses. Personnel expenses decreased $280,529 or 15.3%, to $1,551,605 for the third quarter of 1998 from $1,832,134 for the same period in 1997. The decreases were primarily caused by the implementation of its strategic business plan whereby staffing was reduced significantly in 1997, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating income expenses decreased $43,231, or 7.3%, to $548,552 for the third quarter of 1998 from $591,783 for the third quarter of 1997. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

The provision for loan losses reflects credit experience with the company's loan servicing portfolio under the FNMA-DUS Program. There was no change in the provision during the third quarter of 1998 or the corresponding period in 1997.

Amortization and depreciation increased $6,456 to $96,081 for the third quarter of 1998 from $89,625 for the corresponding period in 1997.

Interest expense is generally incurred on the company's notes and bonds payable and decreased $21,623 to $63,188 for the third quarter of 1998 from $84,811 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carryforwards and cash generated from operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues decreased $1,784,981 to $5,612,759 in the first nine months of 1998 from $7,397,740 during the same period in 1997. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue through management, disposition and incentive fees. Pursuant to its strategic business plan, the company is continuing to take steps to reposition Crown's core business to grow both those businesses and new, related activities. Corporate acquisitions and European development activities have been primarily responsible for new revenue sources from equity investments in partnerships and joint ventures and from loan servicing. Also, pursuant to the strategic business plan, loan origination activities have generated new revenues during the year, although those revenues have substantially declined recently because of illiquid CMBS market conditions. The company anticipates that, least in the near term, revenues from asset management and servicing activities will be the largest components of total revenues while revenues from lending activities will increase only as selected opportunities develop.

Management fee revenues decreased $629,837, or 22.4%, to $2,180,508 in the first nine months of 1998 from $2,810,345 for the comparable period in 1997. Management fee revenues for the nine months of 1998 include billings of approximately $512,000 to Catella/Crown for management services on the Telereit transaction in Sweden. The decrease in management fee revenues for the first nine months of 1998 versus the same period in 1997 is generally attributable to the loss of a large number of assets under the company's management that an investment banking client placed into a securitized transaction during 1997. Additionally, management fees have decreased because of higher-fee contracts being resolved and replaced with lower-fee contracts.

Incentive and disposition fee revenues decreased to $1,386,263 in the first nine months of 1998 from $3,067,942 during the corresponding period in 1997. The 1998 fees were primarily due to the progressive resolution of one contract. The 1997 amount primarily reflects the resolution of assets under one contract and fees on a large number of assets under the company's management that an investment banking client placed into a securitized transaction.

Income from partnerships and joint ventures increased to $460,802 in the first nine months of 1998 from $292,914 in the first nine months of 1997. The increase was primarily from one-time success fees due to Catella/Crown for the placement of the Telereit transaction.

Origination fees, interest and other income increased $358,647, or 29.2%, to $1,585,186 in the first nine months of 1998 from $1,226,539 for the same period in 1997. The increase is primarily attributable to origination income resulting from the commencement of loan origination activities in the second half of 1997.

Personnel expenses decreased $1,211,664, or 21.8%, to $4,356,434 for the first nine months of 1998 from $5,568,098 for the same period in 1997. The decreases were primarily caused by the implementation of its strategic business plan whereby staffing was reduced significantly from 1997 levels, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating expenses decreased $593,655, or 29.1%, to $1,443,935 for the first nine months of 1998 from $2,037,590 for the first nine months of 1997. During the first half of 1997, the company incurred charges of approximately $311,000 for expenses relating to abandoned business development activities. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services, were restructured to reduce overall expenses.

The recovery of the provision for loan losses of $674,000 reflects favorable credit experience with the company's loan servicing portfolio under the FNMA-DUS Program.

On March 24, 1998, the company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the presently unfavorable market conditions for publicly traded REITs, the offering has been deferred. The company now does not anticipate that the offering will proceed now or in the foreseeable future. The charge of $851,452 reflects the company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The company is funding the costs from cash reserves and amounts due from the co-sponsors.

During the second quarter of 1997, management implemented a restructuring plan for the company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. All restructuring charges were recorded in the second quarter of 1997.

The employment contract settlement of $206,563 in the first nine months of 1997 reflects a non-recurring charge representing the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

Interest expense decreased $86,573 to $196,228 for the first three quarters of 1998 from $282,801 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carry forwards and cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $2,433,823 at September 30, 1998 from $735,940 at December 31, 1997. The company had aggregate bank credit facilities of $600,000 of which $-0- was outstanding at September 30, 1998.

In March 1997, the company entered into a stock purchase agreement with an affiliate of Harbert whereby Harbert agreed to invest up to $5 million in the common stock. Harbert invested $1 million in the company in March 1997 and additional sums in October and December 1997. On December 31, 1997, the company and Harbert entered into and amendment to the agreement pursuant to which Harbert purchased one share of the Series AA Preferred in exchange for cash of $3,647,185. The company has utilized all proceeds received under this agreement, as amended.

In March 1998, the company entered into a stock purchase agreement with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred and a warrant for 200,000 shares of the common stock. The agreement presently calls for the company to use the proceeds received to invest in SRCC (or a comparable fund opportunity) and to expand mortgage loan origination operations.

The company has invested approximately $2.4 million in HMR Sweden, LLC, an affiliate of Harbert, and received a 14.23% interest therein. HMR Sweden, in turn, has a 13.09% ownership in Telereit, which holds a portfolio of assets in Sweden valued at approximately $614 million. Crown funded its investment from cash on hand and a loan of approximately $1 million from an affiliate of Harbert.

The company had anticipated that, if the public offering of SRCC proceeded, it would have invested $2 million in SRCC in exchange for common stock of SRCC. The company would have funded this investment with proceeds from private investment capital infusions. Also, in conjunction with a public offerings, the company would have issued SRCC a five-year warrant to purchase up to $ 2 million of the common stock at $2.50 per share. The company now does not anticipate this public offering will proceed now or in the foreseeable future.

Crown expects to fund current operations with cash provided by operations, proceeds provided from private investment capital infusions, strategic alliances and from draws on bank credit facilities. Through the implementation of the strategic business plan discussed above, the company will continue its efforts to reduce operating expenses. Moreover, the company is developing both new sources of revenue in an effort to eliminate operating deficits as well as alternative sources to fund those deficits.

Crown is actively seeking credit facilities to expand existing facilities, to establish an advancing line for operations as a master servicer and to fund acquisitions. The company is also actively pursuing private equity capital infusions. The company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows provided in operating activities changed to a $755,065 use of cash for the first nine months of 1998 from a $1,679,937 source of cash in the corresponding period of 1997. The company's net loss for the first nine months of 1998 includes a non-recurring charge for costs associated with the delayed offering of SRCC and a non-cash credit for a reduction in the reserve for loan losses. During the first nine months of 1997, the company incurred an operating loss that was offset by increases in cash provided from changes in working capital components, primarily from the collection of a tax refund receivable.

Cash flows used by investing activities increased to $3,986,041 for the first nine months of 1998 from $1,857,623 for the same period in 1997. The additional cash flows used in 1998 primarily reflects the company's co-investment in the Telereit transaction, related increases in restricted cash associated with the transaction, and an increase in shareholder receivables associated with the SRCC offering.

Cash flows provided by financing activities increased to $6,438,989 for the first nine months of 1998 from $620,678 for the respective time period in 1997. The increase is generally attributable to the issuance of the Series AA Preferred and the Series BB Preferred in 1998 and the company having net borrowings in 1998 as opposed to net loan payments in 1997.

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

None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

The parties that sold Eastern Realty Corporation and its affiliates to the company in 1996 have made a demand upon the company to register the 568,046 shares of common stock they hold as a result of that transaction. The company is responding to this demand in accordance with the terms of the applicable registration rights agreements.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         NUMBERS
         -------
         10.75 Payment of Fees Agreement between Crown NorthCorp Euro A/S and Harbert Management Corporation

         10.76 Purchase Option Agreement among Crown NorthCorp, Inc., Harbert Management Corporation and MarRay Investment, LLC

         10.77 Convertible Secured Promissory Note executed by Crown NorthCorp, Inc., payable to the order of MarRay Investment, LLC.

         10.78 Pledge Agreement between Crown NorthCorp, Inc. and MarRay Investment, LLC.

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CROWN NORTHCORP, INC.



Dated: November 12, 1998                       By: /s/ Richard A. Brock
                                                   -----------------------------
                                                   Richard A. Brock, Senior Vice
                                                   President, Treasurer and
                                                   Chief Financial Officer



                                               By: /s/ Ray L. Druseikis
                                                   -----------------------------
                                                   Ray L. Druseikis, Controller
                                                   and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

         10.75 Payment of Fees Agreement between Crown NorthCorp Euro A/S and Harbert Management Corporation (1)

         10.76 Purchase Option Agreement among Crown NorthCorp, Inc., Harbert Management Corporation and MarRay Investment, LLC (1)

         10.77 Convertible Secured Promissory Note executed by Crown NorthCorp, Inc., payable to the order of MarRay Investment, LLC. (1)

         10.78 Pledge Agreement between Crown NorthCorp, Inc. and MarRay Investment, LLC. (1)

         27       Financial Data Schedule (1)

         (1)      Filed herewith