Form 10QSB/A
period 1998-03-31
CROWN NORTHCORP INC
filed 1999-04-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For transition period from                to
                                             --------------    --------------

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                         22-3172740
    -------------------------------             ---------------
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

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of April 30, 1998, the issuer had 10,990,899 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                              CROWN NORTHCORP, INC.

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
                      QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX

                      PART I.                                              PAGES
                                                                           -----
Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997...........................................  1

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 1998 (as restated) and 1997........  2

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1998 and 1997......................  3

             Notes to Consolidated Financial Statements-
             March 31, 1998 (as restated) and 1997...........................  5

Item 2.      Management's Discussion and Analysis............................  9

                      PART II.

Item 1.      Legal Proceedings............................................... 14

Item 2.      Changes in Securities........................................... 14

Item 3.      Defaults Upon Senior Securities................................. 15

Item 4.      Submission of Matters to a Vote of Security Holders............. 15

Item 5.      Other Information............................................... 15

Item 6.      Exhibits and Reports on Form 8-K................................ 15

             (a)      Exhibits .............................................. 15

             (b)      Reports on Form 8-K.................................... 15

Signature.................................................................... 16

Exhibit Index................................................................ 17

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS                                                    1998           1997
                                                          ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                           $ 5,374,170    $   735,940
  Accounts receivable - net of allowance of $30,000     1,716,063      1,672,306
  Prepaid expenses and other assets                       246,972        275,283
                                                      -----------    -----------

            Total current assets                        7,337,205      2,683,529

PROPERTY AND EQUIPMENT - Net                            2,048,400      2,014,746

RESTRICTED CASH                                         4,570,893      4,550,766

OTHER ASSETS - net                                      2,866,233      2,171,572
                                                      -----------    -----------

TOTAL                                                 $16,822,731    $11,420,613
                                                      ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                     1,983,179      2,143,011
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion        2,426,061      2,563,550
  Allowance for loan losses & other                     1,350,811      1,385,721
                                                      -----------    -----------
            Total long-term obligations                 3,776,872      3,949,271

REDEEMABLE PREFERRED STOCK                              2,000,000      2,000,000

SHAREHOLDERS' EQUITY:
  Common stock                                            110,310        108,310
  Convertible preferred stock:
    Series AA                                                   -              -
    Series BB                                                   -              -
  Additional paid-in capital                            9,938,331      4,209,752
  Accumulated deficit                                    (972,597)      (976,367)
  Treasury stock, at cost                                 (13,364)       (13,364)
                                                      -----------    -----------

            Total shareholders' equity                  9,062,680      3,328,331
                                                      -----------    -----------

TOTAL                                                 $16,822,731    $11,420,613
                                                      ===========    ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------
                                                        1998           1997
                                                        ----           ----
                                                   (As restated--
                                                     See Note 7)
REVENUES:
  Management fees                                   $   507,143    $ 1,047,814
  Disposition fees                                      446,662        174,140
  Incentive fees                                        608,625        159,082
  Other                                                 329,820        298,675
                                                    -----------    -----------
            Total revenues                            1,892,250      1,679,711
                                                    -----------    -----------

EXPENSES:
  Personnel                                           1,539,426      1,730,671
  Occupancy, insurance and other                        169,301        627,748
  Interest                                               71,657         78,170
  Depreciation and amortization                          88,696        118,961
  Employment contract settlement                              -        206,563
                                                    -----------    -----------
            Total expenses                            1,869,080      2,762,113
                                                    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        23,170     (1,082,402)

INCOME TAX (BENEFIT)                                     19,400       (182,563)
                                                    -----------    -----------

NET INCOME (LOSS)                                         3,770       (899,839)

SERIES AA and BB CONVERTIBLE PREFERRED
STOCK DIVIDENDS AT ISSUANCE                           2,497,268              -
                                                    -----------    -----------

NET LOSS APPLICABLE TO COMMON STOCK                 $(2,493,498)   $  (899,839)
                                                    ===========    ===========

LOSS PER SHARE - BASIC AND DILUTED                  $     (0.23)   $     (0.10)
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  10,855,333      9,054,481
                                                    ===========    ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 1998            1997
                                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $     3,770    $  (899,839)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                112,688        118,961
    Decrease in reserve for loan losses                                                         (200,000)
    Accrued abandonment cost settlement                                                         (100,000)
    Other - net                                                                                  (39,965)
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                                        (43,757)       275,420
      Prepaid expenses and other assets                                                           28,311        (45,518)
      Accounts payable and accrued expenses                                                     (432,590)       129,092
                                                                                             -----------    -----------

            Net cash used in operating activities                                               (631,578)      (461,849)
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                                       (1,606,855)
  Purchase of property and equipment                                                             (99,841)       (49,735)
  Other                                                                                            3,800       (222,590)
                                                                                             -----------    -----------

            Net cash used in investing activities                                                (96,041)    (1,879,180)
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                  1,031,000      3,581,286
  Principal payments on notes payable                                                           (795,730)    (1,971,173)
  Proceeds from issuance of common stock                                                         126,000        954,569
  Proceeds from issuance of preferred stock                                                    5,604,579
  Increase in long term contract receivable                                                     (600,000)       (72,793)
                                                                                             -----------    -----------

            Net cash provided by financing activities                                          5,365,849      2,491,889
                                                                                             -----------    -----------

NET INCREASE IN CASH DURING THE QUARTER                                                        4,638,230        150,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                735,940        587,080
                                                                                             -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                  $ 5,374,170    $   737,940
                                                                                             ===========    ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND 1997
------------------------------------------------------------------------------
                                                          1998        1997
                                                          ----        ----
SUPPLEMENTAL INFORMATION

CASH PAID FOR INTEREST                                  $63,163    $   69,729
                                                        =======    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
  Accounts receivable                                              $   16,983
  Restricted cash                                                   1,358,735
  Other assets                                                        591,137
  Loan loss reserve                                                  (360,000)
                                                                   ----------

            Net assets acquired, net of acquired cash               1,606,855
                                                                   ==========


See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1.       General and Basis of Presentation
--       ---------------------------------

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

2.       Loss Per Common Share
--       ---------------------


         The loss per share for the three months ended March 31, 1998 and 1997 is computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. As the Company had a net loss applicable to common stock for the three months ended March 31, 1998 and 1997, there are no potential common shares to be included in the computation of the diluted per-share amount.

3.       Property and Equipment
--       ----------------------

         Property and equipment consists of the following at March 31, 1998 and December 31, 1997:

                                                     1998          1997
                                                     ----          ----
         Land                                    $  271,845    $  271,845
         Building and improvements                1,137,112     1,137,112
         Furniture and equipment                  1,497,600     1,397,760
                                                 ----------    ----------
                  Total property and equipment    2,906,557     2,806,717
         Less accumulated depreciation             (858,157)     (791,971)
                                                 ----------    ----------

         Property and equipment - net            $2,048,400    $2,014,746
                                                 ==========    ==========

4.       Stockholders' Equity
--       --------------------


         In March 1997, the Company entered into a stock purchase agreement (the "Harbert SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the Harbert SPA (the "SPA Amendment") pursuant to which the Harbert Fund would purchase one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") in exchange for $3,647,185 cash on the terms and conditions set forth in the SPA Amendment. Harbert Fund is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The quoted price per common share of the Company at the date of issuance of the Series AA Preferred was $1.625, resulting in an effective dividend upon issuance of $1,997,268. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. Provided that the Harbert Fund continues to hold all of the Series AA Preferred, if the stipulated events have not occurred by June 30, 1998, then the Harbert Fund shall have the right to designate a majority of the Company's Board of Directors. The Company has the right to redeem the Series AA Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series AA Preferred have the right to convert the Series AA Preferred into 3,473,510 shares of Common Stock.


         In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA")with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Company's common stock at $2 per share. The warrant vests and expires based upon the occurrence of certain stipulated events and was determined to have an immaterial value. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The quoted price per common share of the Company at the date of the issuance of the Series BB Preferred was $2.50, resulting in an effective dividend upon issuance of $500,000. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred to 1,000,000 shares of Common Stock. Conti has the right to designate one Director of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common Stock and certain other conditions are met.


5.       Contingencies
--       -------------

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

6.       Statements of Financial Accounting Standards
--       --------------------------------------------


         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company will, as required, implement the provisions of the statement in the quarter ending March 31, 1999. The Company's current disclosures are in compliance with the requirements of the statement.

         FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes Statement No. 14 "Financial Reporting for Segments of a Business Enterprise". Generally, this statement requires financial information to be report on the basis that is used internally for evaluating segment performance and deciding how to allocate resources. The Company will implement the provisions of this statement, as required, for the year ended December 31, 1998.

         In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to implement the provisions of this statement beginning January 1, 2000. The Company does not anticipate that adoption of this statement will materially impact its financial position, results of operations or cash flows.

7.       Restated Earnings per Share
--       ---------------------------


         Subsequent to the issuance of the Company's financial statements for the three-month period ended March 31, 1998, management determined that the Series AA and Series BB Preferred Stock issuances contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discount of $2,497,268 is recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income
         (loss) available to common shareholders. There is no effect on net income as originally reported. As a result of the restatement, the accompanying financial statements for the three-month period ended March 31, 1998 have been restated. The net loss available to common shareholders has been increased to $2,493,498 ($0.23 per share) from previously reported net income of $3,770 ($0.00 per share).

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

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

Among the risk factors which could materially and adversely affect the future operating results of the Company are:

o The Company has experienced operating deficits or marginally profitable results. Management anticipates that marginal operating results, including operating deficits will continue until the Company is able to increase its revenues by originating mortgage loans and securing additional asset management and servicing contracts.

o Many of the Company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the Company's revenues and profitability.

o The Company currently operates as a rated servicer. If the Company no longer received ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

o The Company may not be successful in its efforts to continue to develop and expand its mortgage loan origination capability for a number of reasons. Currently, the commercial mortgage lending industry has numerous competitors with large amounts of capital available for mortgage lending. The Company is a correspondent in the loan conduit program of ContiTrade L.L.C. ("ContiTrade"), an affiliate of Conti. The conduit program and its related funding facility may at some point be unavailable to the Company or may be available only on terms less favorable than those currently available to the Company. In addition to attempting to continue the internal growth of its mortgage loan origination capability, the Company intends to augment its lending capability through strategic acquisitions and alliances, expanded product lines and participation in additional lending programs. The Company may be unsuccessful in some or all of these efforts which, in turn, may adversely affect the Company's revenues and profitability.

o The Company may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

o Until such time, if ever, as the public offering contemplated by the registration statement filed by SRCC closes and becomes effective, the Company will be unable to derive benefits either from a management agreement with SRCC or from any investment in SRCC.

BUSINESS OUTLOOK

The Company continues to derive its primary revenues from management, disposition and incentive fees associated with third-party asset management contracts with various clients, including investment banking firms and partnerships. Asset under management include large single assets, such as loans secured by hotels and office buildings, as well as portfolios of commercial real estate assets and interests. Third-party asset management will continue to be an important source of revenue for the Company. The Company is seeking to expand asset management revenues through several means including the development of new and existing client relationships, dealings with SRCC and European Operations. If the public offering contemplated by the registration statement filed by SRCC does not become effective and close, management will seek to expand its asset management business through other means.

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

In addition to managing assets and interests throughout the United States, the Company has commenced business operations in Europe. Since 1997, a Danish subsidiary of the Company has been part of a joint venture providing asset management, financial and advisory services to an investment group which acquired an interest in a large portfolio of assets from the Swedish government. The Company is actively seeking to expand its asset management and servicing activities in Europe. Much of the Company's initial business development activities has been conducted through offices in Copenhagen and London. These offices are in the process of being reduced in size. In the future, management anticipates that a greater portion of business development activities in Europe will be conducted from the United States.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

As discussed in notes to the financial statements, the Company restated its March 31, 1998 financial statements to account for the beneficial conversion features related to issuances of Series AA and Series BB Preferred Stock (see
Note 7). As a result, the financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues decreased $540,671, or 51.6% to $507,143 in the first three months of 1998 from $1,047,814 for the comparable period in 1997 and reflects the general cyclical recovery of the commercial real estate sector of the economy. The decrease in management fee revenues for three month period in 1998 versus the same period in 1997 was generally attributed to the loss of a large number of assets under the Company's management that were placed into a securitized transaction by an investment-banking client during 1997. Additionally, management fees have decreased because of contracts being resolved and replaced with lower fee contracts.

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

Occupancy, insurance and other operating expenses decreased to $169,301 for the first three months of 1998 from $627,748 for the first three months of 1997. The decrease includes expense credits of $200,000, made to the provision for loan losses reflecting favorable credit experience with the Company's loan portfolio under the Federal National Mortgage Association's Delegated Underwriting and Servicing

Program; and $100,000, to due diligence expenses reflecting a negotiated settlement of contractual expenses accrued under an expense reimbursement agreement. Corresponding with the corporate restructuring addressed above, other occupancy, insurance and other expense components, including equipment leases and other services were restructured to reduce overall expenses.

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

Income tax expense of $19,400 for the first three months of 1997 reflects the impact of deferred tax items for deferred loan servicing and amortization after eliminating non-deductible foreign losses and utilization of a portion of the Company's net operating loss carryforward. The tax benefit for the comparable period of 1997 primarily reflects the receipt of miscellaneous tax refunds and credits.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $5,374,170 at March 31, 1998 from $735,940 at December 31, 1997. The Company had aggregate bank credit facilities of $600,000 of which $356,000 was outstanding at March 31, 1998.

In March 1997, the Company entered into the Harbert SPA with the Harbert Fund whereby the Harbert Fund agreed to invest up to $5 million in the Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into the SPA Amendment pursuant to which the Harbert Fund would purchase one share of the Series AA Preferred in exchange for cash of $3,647,185. (See Financial Statements - Notes 4 and 7).

In March 1998, the Company entered into the Conti SPA with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred, and a warrant for 200,000 shares of the Common Stock. (See Financial Statements - Notes 4 and 7).

The Company anticipates that, during 1998, it will invest $2 million in SRCC, a newly organized entity, in exchange for common stock in connection with an initial public offering of that entity. Additionally, plans to issue a five-year warrant to purchase up to $2 million shares of the Common Stock at $2.50 per common share. The Company intends to fund the initial investment with proceeds provided from private investment capital infusions.

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

None


Item 5. - Other Information
---------------------------

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

27       Financial Data Schedule

(b)      Reports on Form 8-K

         On February 20, 1998, the Company filed a Current Report on Form 8-K reporting on the purchase by Harbert Equity Fund I, L.L.C. of the Company's Series AA Convertible Preferred Stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN NORTHCORP, INC.



Dated: April 7, 1999                      BY:      /s/ Richard A. Brock
                                              ----------------------------------
                                                Richard A. Brock
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer



                                          BY:      /s/ Ray L. Druseikis
                                              ----------------------------------
                                                Ray L. Druseikis
                                                Controller and Chief Accounting
                                                Officer

                                INDEX TO EXHIBITS
                                -----------------

10.73 Stock Purchase Agreement dated March 21, 1998 between Strategic Realty Capital Corp. and CNC Holding Corp.(1)

10.74 Registration Rights Agreement dated as of March 22, 1998 by and among CNC Holding Corp., ContiWest Corporation, MarRay Investment, L.L.C. and Strategic Realty Capital Corp.(1)


27       Financial Data Schedule (2)


----------

(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed May 14, 1998.


(2)      Filed herewith.