Form 10QSB/A
period 1998-06-30
CROWN NORTHCORP INC
filed 1999-04-14
CIK 915338

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

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No
                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of July 31, 1998, the issuer had 11,053,855 shares of its common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one). Yes     No X
                                                                    ---    ---

                              CROWN NORTHCORP, INC.
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX
               PART I.                                                     PAGES
                                                                           -----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997 ..............................................  1

         Condensed Consolidated Statements of Operations for the
         second quarter and the six months ended June 30, 1998 (as
         restated) and 1997 .................................................  2

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 .......................................  3

         Notes to Condensed Consolidated Financial Statements-
         June 30, 1998 (as restated) and 1997 ...............................  4

Item 2.  Management's Discussion and Analysis ...............................  9

               PART II.

Item 1.  Legal Proceeding ................................................... 18

Item 2.  Changes in Securities .............................................. 18

Item 3.  Defaults Upon Senior Securities .................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders ................ 18

Item 5.  Other Information .................................................. 18

Item 6.  Exhibits and Reports on Form 8-K ................................... 19

         (a) Exhibits ....................................................... 19

         (b) Reports on Form 8-K ............................................ 19

Signature ................................................................... 20

Exhibit Index ............................................................... 21

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1998 AND DECEMBER 31, 1997
================================================================================
                                                     JUNE 30,       DECEMBER 31,
ASSETS                                                 1998             1997
                                                       ----             ----
CURRENT ASSETS:
 Cash and cash equivalents                         $ 4,764,962      $   735,940
 Receivables                                         2,655,303        1,672,306
 Prepaid expenses and other                            278,245          275,283
                                                   -----------      -----------
          Total current assets                       7,698,510        2,683,529
                                                   -----------      -----------

PROPERTY AND EQUIPMENT-net                           1,811,684        1,838,325

RESTRICTED CASH                                      4,593,667        4,550,766

OTHER ASSETS                                         2,439,887        2,347,993
                                                   -----------      -----------

TOTAL                                              $16,543,748      $11,420,613
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                $ 3,069,328      $ 2,143,011

LONG-TERM OBLIGATIONS:
 Notes and bonds payable- less current portion       2,375,998        2,563,550
 Allowance for loan losses and other                   744,207        1,385,721
                                                   -----------      -----------
        Total long term obligations                  3,120,205        3,949,271

REDEEMABLE PREFERRED STOCK                           2,000,000        2,000,000

SHAREHOLDERS' EQUITY:
 Common stock                                          110,543          108,310
 Convertible preferred stock:
   Series AA                                                 1
   Series BB                                                 1
 Additional paid-in capital                          9,974,972        4,209,752
 Retained earnings (accumulated deficit)            (1,731,033)        (976,367)
 Treasury stock, at cost                                  (269)         (13,364)
                                                   -----------      -----------
      Total shareholders' equity                     8,354,215        3,328,331
                                                   -----------      -----------

TOTAL                                              $16,543,748      $11,420,613
                                                   ===========      ===========

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
===================================================================================================================
                                                             SECOND QUARTER                     YEAR TO DATE
                                                             --------------                     ------------
                                                          1998            1997             1998             1997
                                                          ----            ----             ----             ----
                                                                                      (AS RESTATED--
                                                                                       SEE NOTE 10)
REVENUES:
  Management fees                                     $   698,733      $  927,147      $ 1,205,868      $ 1,974,963
  Disposition and bonus fees                              121,436       1,376,204          568,098        1,550,343
  Incentive fees                                           15,000          62,000          623,625          221,082
  Origination fees, interest and other income             709,930         527,703        1,039,752          798,330
                                                      -----------      ----------      -----------      -----------
      Total revenues                                    1,545,099       2,893,054        3,437,343        4,544,718
                                                      -----------      ----------      -----------      -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                             1,265,401       2,005,713        2,804,827        3,735,965
  Occupancy, insurance and other                          526,081         818,063          895,381        1,445,809
  Provision for loan losses                              (474,000)                        (674,000)
  Amortization and depreciation                            92,609          85,495          181,306          176,413
                                                      -----------      ----------      -----------      -----------
      Total operating and administrative expenses       1,410,091       2,909,271        3,207,514        5,358,187
                                                      -----------      ----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                             135,008         (16,217)         229,829         (813,469)

OTHER EXPENSES:
  Delayed offering costs                                  851,453                          851,453
  Restructuring charge                                                    570,000                           570,000
  Employment contract settlement and other                                                                  206,983
  Interest                                                 61,383         119,819          133,040          197,989
                                                      -----------      ----------      -----------      -----------
      Total other expenses                                912,836         689,819          984,493          974,972
                                                      -----------      ----------      -----------      -----------

LOSS BEFORE INCOME TAXES                                 (777,828)       (706,036)        (754,664)      (1,788,441)

INCOME TAX BENEFIT                                         19,400           9,620               --          192,183
                                                      -----------      ----------      -----------      -----------

NET LOSS                                              $  (758,428)     $ (696,416)     $  (754,664)     $(1,596,258)
SERIES A PREFERRED STOCK DIVIDENDS                                         14,841                            14,841

SERIES AA and BB CONVERTIBLE PREFERRED
STOCK DIVIDENDS AT ISSUANCE                                     -               -        2,497,268                -
                                                      -----------      ----------      -----------      -----------

NET LOSS APPLICABLE TO COMMON STOCK                      (758,428)       (711,257)      (3,251,932)      (1,611,099)


LOSS PER SHARE                                        $     (0.07)     $    (0.07)     $     (0.30)     $     (0.17)
                                                      ===========      ==========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    11,030,863       9,914,033       10,942,399        9,486,631
                                                      ===========      ==========      ===========      ===========


See notes to consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
======================================================================================================
                                                                             1998             1997
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (754,664)     $(1,596,258)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                            293,818          236,639
    Decrease in reserve for loan losses                                     (674,000)
    Loss on delayed offering                                                 851,453
    Other - net                                                                               158,083
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                   (120,328)         870,914
      Prepaid expenses and other assets                                       (2,962)         (44,120)
      Accounts payable and accrued expenses                                 (164,275)         853,013
                                                                         -----------      -----------

            Net cash provided (used) in operating activities                (570,958)         478,271
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                     (1,606,855)
  Investment in partnerships                                                                 (137,500)
  Increase in shareholder  receivables                                      (862,669)
  Payment of deferred offering costs                                         266,381
  Purchase of property and equipment                                         (83,597)        (131,221)
  Other -net                                                                (285,891)         (30,878)
                                                                         -----------      -----------

            Net cash used in investing activities                           (965,776)      (1,906,454)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                              1,896,000        3,877,286
  Principal payments on notes payable                                     (2,110,795)      (3,603,259)
  Proceeds from issuance of common stock                                     175,972          950,609
  Proceeds from issuance of preferred stock                                5,604,579
  Other changes                                                                   --         (173,492)
                                                                         -----------      -----------

            Net cash provided by financing activities                      5,565,756        1,051,144
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                          4,029,022         (377,039)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                           735,940          587,080
                                                                         -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $ 4,764,962      $   210,041
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

2.   Loss Per Common Share
     ---------------------


     The loss per share for the quarter and six months ended June 30, 1998 and 1997 is computed based on the loss applicable to common stock, par value $.01 per share ("Common Stock") divided by the weighted average number of common shares outstanding during the period. As the Company had a net loss applicable to Common Stock for the quarter and six months ended June 30, 1998 and 1997, there are no potential shares to be included in the computation of the diluted per share amount outstanding during the period. As the Company had a net loss for the quarter and six months ended June 30, 1997 there are no potential common shares to be included in the computation of the diluted per-share amount.

3.   Receivables
     -----------

     Receivables consist of the following at June 30, 1998 and December 31, 1997:

                                                 1998            1997
                                                 ----            ----
     Trade                                    $1,902,634      $1,702,306
     Shareholders                                862,669              --
                                              ----------      ----------
       Total                                   2,765,303       1,702,306
     Less: Allowance for doubtful accounts      (110,000)        (30,000)
                                              ----------      ----------
       Receivables - net                      $2,655,303      $1,672,306
                                              ==========      ==========

     The shareholder receivables reflect offering costs due under the Strategic Realty Capital Corp. cost-sharing arrangement (see Note 7).

4.   Property and Equipment
     ----------------------

     Property and equipment consists of the following at June 30, 1998 and December 31, 1997:

                                                 1998            1997
                                                 ----            ----
     Land                                     $  271,845      $  271,845
     Building and improvements                 1,137,112       1,137,112
     Furniture and equipment                   1,282,900       1,199,304
                                              ----------      ----------
       Total property and equipment            2,691,857       2,608,261
     Less accumulated depreciation              (880,173)       (769,936)
                                              ----------      ----------

     Property and equipment - net             $1,811,684      $1,838,325
                                              ==========      ==========

5.   Shareholders' Equity
     --------------------


     In March 1997, the Company entered into a stock purchase agreement (the "Harbert SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the Harbert SPA (the "SPA Amendment") pursuant to which the Harbert Fund agreed to purchase one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. Harbert Fund is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The quoted price per common share of the Company at the date of issuance of the Series AA Preferred was $1.625, resulting in an effective dividend upon issuance of $1,997,268. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. The Series AA Preferred provides that if these stipulated events have not occurred as of June 30, 1998, then the Harbert Fund has the right to designate a majority of the Company's Board of Directors until such time that they do occur. The stipulated events have not yet occurred; the Harbert Fund has not given notice of its intent to exercise its right to designate a majority of the Company's Board of Directors.


     In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Common Stock at $2 per share. The warrant vests and expires based upon the occurrence of certain stipulated events and was determined to have an immaterial value. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The quoted price per common share of the Company at the date of issuance of the Series BB Preferred was $2.50, resulting in an effective dividend upon issuance of $500,000. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred into 1,000,000 shares of Common Stock. Conti has the right to designate one Director of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common Stock and certain other conditions are met.


6.   Contingencies
     -------------

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

7.   Delayed Offering Costs
     ----------------------

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

8.   Statements of Financial Accounting Standards
     --------------------------------------------


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


9.   Supplemental Cash Flow Disclosures
     ----------------------------------

                                                      1998            1997
                                                      ----            ----
     Cash paid for interest                         $100,537       $  161,276
                                                    ========       ==========

     Non-Cash Investing and Financing Activities

          Corporate Acquisitions:

          Accounts Receivable                                      $   16,983

          Restricted Cash                                           1,358,735

          Other Assets                                                591,137

          Loan Loss Reserve                                          (360,000)
                                                                   ----------
               Net cash paid for corporate acquisitions            $1,605,855
                                                                   ==========

--------------------------------------------------------------------------------
10.  Restated Earnings per Share
     ---------------------------


     Subsequent to the issuance of the Company's financial statements for the six-month period ended June 30, 1998, management determined that the Series AA and Series BB Preferred Stock issuances contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discount of $2,497,268 is recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. There is no effect on net income as originally reported. As a result of the restatement, the accompanying financial statements for the six-month period ended June 30, 1998 have been restated. The net loss available to common shareholders has been increased to $3,251,932 ($0.30 per share) from the previously reported $754,664 ($0.07 per share).

ITEM 2. - MANAGEMENT?S DISCUSSION AND ANALYSIS
----------------------------------------------

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

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "would," "contemplated," "believes" or comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the Company?s reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors which could materially and adversely affect the future operating results of the Company are:

o The Company continues to experience operating deficits or marginally profitable results. Management anticipates that marginal operating results, including operating deficits, will continue until the Company is able to increase its revenues by originating mortgage loans and securing additional asset management and servicing contracts.

o The public offering contemplated by SRCC's registration statement has been deferred. Until such time, if ever, as this offering or a similar opportunity closes and becomes effective, the Company will be unable to derive benefits it had anticipated from a management agreement with and an investment in such an opportunity.

o Under the terms of the Series AA Preferred, the Harbert Fund has the right after June 30, 1998 to designate a majority of the Company?s Board of Directors until certain specified events occur. The Company may not be able to cause the events to occur.

o While the Company continues its efforts to develop and expand its mortgage loan origination capability, it may be unsuccessful for a number of reasons. The Company is actively pursuing strategic acquisitions and alliances, expanded product lines and participation in additional lending programs to augment the internal growth of its mortgage lending capability. These efforts may be unsuccessful which, in turn, may adversely affect the Company?s revenue and profitability. Additionally, the Company is a correspondent in the loan conduit program of ContiTrade Services L.L.C. ("ContiTrade"), an affiliate of Conti. This conduit program and its related funding facility may at some point be unavailable to the Company or may be available only on terms less favorable than those currently in effect.

o Most of the Company?s asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the Company?s revenues and profitability.

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

Loan servicing has been a core business of the Company and an important source of revenue. The Company has recently acquired the servicing rights to additional assets and is actively seeking further acquisitions. Standard & Poor's ("S&P") and Fitch IBCA, Inc. ("Fitch") both rate the Company "above average" as a special servicer of assets. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. S&P rates the Company "average" as a commercial servicer; Fitch rates the Company "acceptable" rating as a master servicer. These latter two ratings allow the Company to seek to expand its operations as a rated servicer to service performing as well as non-performing portions of securitizations. Continued enhancement of its capabilities as a rated servicer is a significant component of the Company's business development activities.

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

The Company has issued one share of Series AA Preferred to the Harbert Fund in exchange for $3,647,185 in cash (see Financial Statements -- Notes 5 and 10). The Series AA Preferred provides that if certain Trigger Events have not occurred by June 30, 1998, then the Harbert Fund has the right to designate a majority of the Company's Board of Directors until such time as the Trigger Events do occur. These "Trigger Events" are, first, the closing of the public offering contemplated by the registration statement filed by SRCC (or the closing of a comparable fund opportunity) and, second, the Company achieving certain specified commercial loan origination volumes. The Trigger Events have not yet occurred; the Harbert Fund has not given notice of its intent to exercise its right to designate a majority of the Company's Board of Directors.


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

Disposition fees are recorded as revenue when the deposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or fixed amount per disposition. Disposition fee revenues decreased to $121,436 in the second quarter of 1998 from $1,376,204 during the corresponding period in 1997. Of the 1997 amount, approximately 67% reflects the resolution of assets under one public-sector contract.

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


Interest expense decreased $64,989 to $133,040 for the first half of 1998 from $197,989 for the same period in 1997. The decrease primarily reflects the reduction in short-term borrowings during 1997 utilizing proceeds from tax loss carry forwards and cash generated from operations.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $4,764,962 at June 30, 1998 from $735,940 at December 31, 1997. The Company had aggregate bank credit facilities of $600,000 of which $-0- was outstanding at June 30, 1998.

In March 1997, the Company entered into the Harbert SPA with the Harbert Fund whereby the Harbert Fund agreed to invest up to $5 million in the Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997, the Company and the Harbert Fund entered into the SPA Amendment pursuant to which the Harbert Fund purchased one share of the Series AA Preferred in exchange for cash of $3,647,185. (See Financial Statements - Notes 5 and 10).

In March 1998, the Company entered into the Conti SPA with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred and a warrant for 200,000 shares of the Common Stock. (See Financial Statements Notes 5 and 10).

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

HISTORICAL CASH FLOWS


Cash flows used in operating activities changed to a $570,958 use of cash for the first half of 1998 from a $478,271 source of cash in the corresponding period of 1997. The Company's net loss for the first six months of 1998 includes a non-cash charge for costs associated with the delayed offering of SRCC and a non-cash credit for a reduction in the reserve for loan losses. During the first six months of 1997, the Company incurred an operating loss which was partially offset by increases in cash provided from changes in working capital components.


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


                                          CROWN NORTHCORP, INC.

Dated: April 7, 1999                      By:  /s/ Richard A. Brock
                                             ---------------------------------
                                             Richard A. Brock, Senior Vice
                                                President, Treasurer and
                                                Chief Financial Officer

                                          By:  /s/ Ray L. Druseikis
                                             ---------------------------------
                                             Ray L. Druseikis, Controller
                                                and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


27   Financial Data Schedule (2)


--------------------------


(1)  Filed herewith.