Form 10QSB/A
period 1998-09-30
CROWN NORTHCORP INC
filed 1999-04-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30,  1998
                                                  -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For transition period from__________  to ___________

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          22-3172740
------------------------                               --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                     1251 Dublin Road, Columbus, Ohio 43215
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (614) 488-1169
                         ------------------------------
                           (Issuer's telephone number)

                                      N/A
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of October 31, 1998, the issuer had 11,064,710 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                                    ---    ---





                              CROWN NORTHCORP, INC.
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX
                           PART I.                                                         PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997 ......................................................       1

           Condensed Consolidated Statements of Operations for the
           third quarter and the nine months ended September 30, 1998 (as restated)
           and 1997....................................................................       2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997...............................       3

           Notes to Condensed Consolidated Financial Statements-
           September 30, 1998 (as restated) and 1997...................................       4

Item 2.    Management's Discussion and Analysis........................................       9

                  PART II.

Item 1.    Legal Proceedings...........................................................      18

Item 2.    Changes in  Securities......................................................      18

Item 3.    Defaults Upon Senior Securities.............................................      19

Item 4.    Submission of Matters to a Vote of Security Holders.........................      19

Item 5.    Other Information...........................................................      19


Item 6.    Exhibits and Reports on Form 8-K............................................      19

           (a)    Exhibits ............................................................      19

           (b)    Reports on Form 8-K..................................................      19

Signatures.............................................................................      20

Exhibit Index..........................................................................      21



CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                              1998              1997
                                                                                    ----              ----

CURRENT ASSETS:
 Cash and cash equivalents                                                     $  2,433,823      $    735,940
 Receivables-net                                                                  2,106,023         1,672,306
 Prepaid expenses and other                                                         301,370           275,283
                                                                               -------------     ------------
          Total current assets                                                    4,841,216         2,683,529
                                                                               -------------     ------------

PROPERTY AND EQUIPMENT-net                                                        1,748,842         1,838,325

RESTRICTED CASH                                                                   5,227,268         4,550,766

OTHER ASSETS                                                                      5,313,014         2,347,993
                                                                               -------------     ------------

TOTAL                                                                          $ 17,130,340      $ 11,420,613
                                                                               =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                            $  2,897,603      $  2,143,011

LONG-TERM OBLIGATIONS:
 Notes and bonds payable- less current portion                                    3,218,325         2,563,550
 Allowance for loan losses and other                                                744,207         1,385,721
                                                                               ------------      -----------
        Total long-term obligations                                               3,962,532         3,949,271

REDEEMABLE PREFERRED STOCK                                                        2,000,000         2,000,000

SHAREHOLDERS' EQUITY:
 Common stock                                                                       110,543           108,310
 Convertible preferred stock:
   Series AA                                                                              1
   Series BB                                                                              1
 Additional paid-in capital                                                       9,974,972         4,209,752
 Retained earnings (accumulated deficit)                                         (1,815,043)         (976,367)
 Treasury stock, at cost                                                               (269)          (13,364)
                                                                               -------------     ------------
      Total shareholders' equity                                                  8,270,205         3,328,331
                                                                               -------------     ------------

TOTAL                                                                          $ 17,130,340      $ 11,420,613
                                                                               =============     ============

See notes to condensed consolidated financial statements



CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                  THIRD QUARTER                     YEAR TO DATE
                                                                  -------------                     ------------
                                                               1998           1997              1998           1997
                                                               ----           ----              ----           ----
                                                                                             (AS RESTATED--
                                                                                              SEE NOTE 10)
REVENUES:
  Management fees                                             $  974,632     $  835,382        $2,180,508     $ 2,810,345
  Incentive and disposition fees                                 194,540      1,296,517         1,386,263       3,067,942
  Income from partnerships and joint ventures                    413,403        157,656           460,802         292,914
  Origination fees, interest and other income                    592,836        563,469         1,585,186       1,226,539
                                                              -----------    -----------       -----------    ------------
      Total revenues                                           2,175,411      2,853,024         5,612,759       7,397,740
                                                              -----------    -----------       -----------    ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                    1,551,605      1,832,134         4,356,434       5,568,098
  Occupancy, insurance and other                                 548,552        591,783         1,443,935       2,037,590
  Provision for loan losses                                                                      (674,000)
  Amortization and depreciation                                   96,081         89,625           277,386         266,458
                                                              -----------    -----------       -----------    ------------
      Total operating and administrative expenses              2,196,238      2,513,542         5,403,755       7,872,146
                                                              -----------    -----------       -----------    ------------

INCOME (LOSS) FROM OPERATIONS                                    (20,827)       339,482           209,004        (474,406)

OTHER EXPENSES:
  Delayed offering costs                                               -                          851,452
  Restructuring charge                                                                                            570,000
  Employment contract settlement and other                                                                        206,563
  Interest                                                        63,188         84,811           196,228         282,801
                                                              -----------    -----------       -----------    ------------
      Total other expenses                                        63,188         84,811         1,047,680       1,059,364
                                                              -----------    -----------       -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                (84,015)       254,671          (838,676)     (1,533,770)

INCOME TAX EXPENSE (BENEFIT)                                          -              -                 -         (192,183)
                                                              -----------    -----------       -----------    ------------
NET INCOME (LOSS)                                             $  (84,015)    $  254,671        $ (838,676)    $(1,341,587)
SERIES A PREFERRED STOCK DIVIDENDS                                                                                 14,841

SERIES AA and BB CONVERTIBLE PREFERRED
STOCK DIVIDENDS AT ISSUANCE                                           -              -           2,497,268             -
                                                              -----------    -----------       -----------    ------------

NET LOSS APPLICABLE TO COMMON STOCK                           $  (84,015)    $  254,671        $(3,335,944)   $(1,356,428)
                                                              ===========    ===========       ===========    ============

INCOME (LOSS) PER SHARE - BASIC AND DILUTED                   $    (0.01)    $     0.02        $    (0.31)    $     (0.13)
                                                              ===========    ===========       ===========    ============


See notes to condensed consolidated financial statements




CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------

                                                                                                     1998               1997
                                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $ (838,676)     $(1,341,577)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                    420,826          372,333
    Decrease in reserve for loan losses                                                             (674,000)
    Loss on delayed offering                                                                         851,453
    Income from investments in joint ventures                                                       (460,802)
    Other - net                                                                                                      (100,541)
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                                            147,044        1,901,160
      Prepaid expenses and other assets                                                              (26,087)         (43,315)
      Accounts payable and accrued expenses                                                         (174,823)         891,887
                                                                                                  -----------     -----------
            Net cash provided (used) in operating activities                                        (755,065)       1,679,947
                                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for corporate acquisitions and mergers                                                             (1,606,855)
  Distributions from partnerships and joint ventures                                                                  230,894
  Investment in partnerships                                                                      (2,358,785)        (162,500)
  Increase in shareholder  receivables                                                              (392,692)
  Purchase of property and equipment                                                                 (75,882)        (172,433)
  Increase in restricted cash                                                                       (676,502)
  Other -net                                                                                        (482,180)        (146,729)
                                                                                                 ------------     ------------
            Net cash provided (used) in investing activities                                      (3,986,041)      (1,857,623)
                                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                      3,161,392        4,793,286
  Principal payments on notes payable                                                             (2,489,858)      (5,044,323)
  Proceeds from issuance of common stock                                                             162,876        1,049,762
  Proceeds from issuance of preferred stock                                                        5,604,579
  Other changes                                                                                           -          (178,047)
                                                                                                          --      ------------
            Net cash provided by financing activities                                              6,438,989          620,678
                                                                                                 ------------     -----------

NET INCREASE IN CASH DURING THE PERIOD                                                             1,697,883          443,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                                   735,940          587,080
                                                                                                     --------     -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                    $2,433,823      $ 1,030,082
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

2.       Earnings (Loss) Per Common Share
         --------------------------------


         The loss per share for the quarter and nine month ended September 30, 1998 and the nine months ended September 30, 1997 is computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during the period (10,979,227 shares, 11,051,681 shares and 9,879,237 shares respectively).

         Since there was a loss applicable to common stock for the quarter and nine months ended September 30, 1998 and the nine months ended September 30, 1997 there are no potential common shares to be included in a computation of diluted per-share amounts. Crown has securities outstanding which could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because of their antidilutive impact. Potentially dilutive shares are issuable under the terms of convertible preferred stock agreements, warrants and contingent share agreements.

         The earnings per share for the quarter ended September 30, 1997 is computed based on the income applicable to Crown's common stock divided by the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for basic earnings per share calculations were 10,361,233 shares. The weighted average shares outstanding for diluted earnings per share for the quarter ended September 30, 1997 were 15,876,693 shares. Potentially dilutive shares included in the weighted average number of shares for the quarter ended September 30, 1997 were for stock warrants and options, convertible preferred shares, and contingent share agreements.


3.       Receivables
         -----------
         Receivables consist of the following at September 30, 1998 and December 31, 1997:

                                            1998           1997
                                            ----           ----
Trade                                   $ 1,344,712    $ 1,702,306
Affiliates                                  475,619              -
Shareholders                                395,692              -
                                        -----------    -----------
     Total                                2,216,023      1,702,306
Less: Allowance for doubtful accounts      (110,000)       (30,000)
                                        -----------    -----------
     Receivables - net                  $ 2,106,023    $ 1,672,306
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
                                         ===========    ===========

5.       Stockholders' Equity
         --------------------



         In March 1997, the company entered into a stock purchase agreement with an affiliate of the Harbert Management Corporation to invest up to $5 million in the company's common stock. Harbert invested $1 million in the company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the company and Harbert entered into an amendment to the agreement pursuant to which Harbert agreed to purchase one share of the company's Series AA Non-Voting Convertible Preferred Stock on the terms and conditions set forth in the amendment. Harbert Fund is entitled to a non-cumulative dividend at the rate of 5% per annum plus, in the event of liquidation, a 12% cumulative dividend on the liquidation preference of $3,647,185, each from January 26, 1998, the date the transaction was consummated. The holder of the Series AA Preferred has the option to convert it into 3,473,510 shares of common stock at any time. The quoted price per common share of the Company at the date of issuance of the Series AA Preferred was $1.625, resulting in an effective dividend upon issuance of $1,997,268. Crown has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. The Series AA Preferred provides that if these stipulated events did not occur as of June 30, 1998, then Harbert has the right to designate a majority of Crown's Board of Directors until such time that they do occur. The stipulated events have not yet occurred and Harbert has not given notice of its intent to exercise its right to designate a majority of the directors.

         In March 1998, the company entered into a stock purchase agreement with an affiliate of ContiFinancial Corporation whereby Conti invested $2 million in exchange for one share of the company's Non-Voting Series BB Convertible Preferred Stock on the terms and conditions set forth in the agreement, and a warrant to purchase up to 200,000 shares of Crown's common stock at $2 per share. The warrant vests and expires based upon the occurrence of certain stipulated events and was determined to have an immaterial value. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holder of the Series BB Preferred has the option to convert it into 1,000,000 shares of the common stock at any time. The quoted price per common share of the Company at the date of issuance of the Series BB Preferred was $2.50, resulting in an effective dividend upon issuance of $500,000. The company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holder of the Series BB Preferred has the right to convert the Series BB Preferred into 1,000,000 shares of common stock. Conti has the right to designate one director of Crown's Board of Directors as long as it holds the Series BB Preferred or at least 1,000,000 shares of common stock and certain other conditions are met.


6.       Contingencies
         -------------

         Crown has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the company.

7.       SRCC Offering Charge
         --------------------

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


9.        Supplemental Cash Flow Disclosures
          ----------------------------------

                                                                1998           1997
                                                                ----           ----
Cash paid for interest                                      $   134,497    $   207,720
                                                            ===========    ===========

Non-cash investing and financing activities:
          Corporate acquisitions:
            Accounts Receivable                                            $    16,983
            Restricted cash                                                  1,358,735
            Other assets                                                       591,137
            Loan loss reserve                                                 (360,000)
                                                                           -----------
              Net cash paid for corporate acquisitions                     $ 1,606,855
                                                                           ===========

10.    Restated Earnings per Share
       ---------------------------


         Subsequent to the issuance of the Company's financial statements for the nine-month period ended September 30, 1998, management determined that the Series AA and Series BB Preferred Stock issuances contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discount of $2,497,268 is recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income
         (loss) available to common shareholders. There is no effect on net income as originally reported. As a result of the restatement, the accompanying financial statements for the nine-month period ended September 30, 1998 have been restated. The net loss available to common shareholders has been increased to $3,335,944 ($0.31 per share) from the previously reported $838,676 ($0.08 per share).

Item 2. - Management's Discussion and Analysis
----------------------------------------------

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

      * The company has been a correspondent in the loan conduit program of ContiTrade Services L.L.C., an affiliate of Conti. Conti has advised the company and its other correspondents that it is indefinitely suspending this conduit program due to uncertainties in the markets for commercial mortgage backed securities ("CMBS"). There can be no assurance that the company will resume operations under this conduit program. Crown continues its efforts to develop and expand its mortgage loan capability by actively pursuing additional lending sources, strategic acquisitions and alliances and expanded product lines. These efforts may be unsuccessful which, in turn, may adversely affect the company's revenue and profitability.

      * The company does not anticipate that the public offering contemplated by SRCC's registration statement will proceed now or in the foreseeable future. Until such time, if ever, as this offering or a similar fund opportunity does close and become effective, Crown will be unable to derive benefits it had anticipated from a management agreement with and an investment in such an opportunity.

      * Under the terms of the Series AA Preferred, since June 30, 1998, Harbert has had the right to designate a majority of Crown's Board of Directors until certain specified events occur. The company does not anticipate being able to cause the events to occur in the near future.

      * Most of the company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the company's revenues and profitability.

      * Crown currently operates as a rated servicer. If the company no longer received ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

      * Crown may be unable to develop sufficient capital resources through profitable operations, strategic alliances or acquisitions or otherwise to more successfully compete with larger and better capitalized competitors in the acquisition of new business.

      * The Year 2000 problem has not presented significant issues for the company. Crown does not anticipate that costs associated with resolving remaining issues will have a material financial impact. If, however, the company and the parties with which it does business are not successful in resolving remaining issues, Crown may have service interruptions or material expenditures related to the Year 2000 problem.

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

In March 1998, the company entered into a stock purchase agreement with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred and a warrant for 200,000 shares of the common stock. The agreement presently calls for the company to use the proceeds received to invest in SRCC (or a comparable fund opportunity) and to expand mortgage loan origination operations. (See Financial Statements Notes 5 and 10).

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

HISTORICAL CASH FLOWS


Cash flows provided in operating activities changed to a $755,065 use of cash for the first nine months of 1998 from a $1,679,947 source of cash in the corresponding period of 1997. The company's net loss for the first nine months of 1998 includes a non-recurring charge for costs associated with the delayed offering of SRCC and a non-cash credit for a reduction in the reserve for loan losses. During the first nine months of 1997, the company incurred an operating loss that was offset by increases in cash provided from changes in working capital components, primarily from the collection of a tax refund receivable.


Cash flows used by investing activities increased to $3,986,041 for the first nine months of 1998 from $1,857,623 for the same period in 1997. The additional cash flows used in 1998 primarily reflects the company's co-investment in the Telereit transaction, related increases in restricted cash associated with the transaction, and an increase in shareholder receivables associated with the delayed SRCC offering.

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


                                                         CROWN NORTHCORP, INC.



Dated: April 7, 1999                              By:     /s/ Richard A. Brock
--------------------                                ---------------------------
                                                  Richard A. Brock, Senior Vice
                                                    President, Treasurer and
                                                     Chief Financial Officer



                                                  By:    /s/ Ray L. Druseikis
                                                     --------------------------
                                                   Ray L. Druseikis, Controller
                                                   and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

          10.75 Payment of Fees Agreement between Crown NorthCorp Euro A/S and Harbert Management Corporation (1)

          10.76 Purchase Option Agreement among Crown NorthCorp, Inc., Harbert Management Corporation and MarRay Investment, LLC (1)

          10.77 Convertible Secured Promissory Note executed by Crown NorthCorp, Inc., payable to the order of MarRay Investment, LLC. (1)

          10.78 Pledge Agreement between Crown NorthCorp, Inc. and MarRay Investment, LLC. (1)


          27    Financial Data Schedule (2)


---------------------------------------------

          (1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed November 16, 1998.


          (2)   Filed herewith.