Form 10KSB40
period 1998-12-31
CROWN NORTHCORP INC
filed 1999-04-15
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     -----------

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                              ---------------------
                 (Name of small business issuer in its charter)

               Delaware                                   22-3172740
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                     1251 Dublin Road, Columbus, Ohio 43215
               (Address of principal executive offices) (Zip Code)

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

         Issuer's revenues for the fiscal year ended December 31, 1998 were $6,982,716.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 16, 1999 was $4,936,282.

         As of March 16, 1999 the issuer had 11,090,210 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format.  Yes      No X
                                                             ---    ---

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                  PART I.                                                                           PAGES
                                                                                                    -----

Item 1.           Description of Business.....................................................        1

Item 2.           Description of Property.....................................................        4

Item 3.           Legal Proceedings...........................................................        5

Item 4.           Submission of Matters to a Vote of Security Holders.........................        5

                           PART II.

Item 5.           Market for Common Equity and Related Stockholder Matters....................        5

Item 6.           Management's Discussion and Analysis........................................        7

Item 7.           Financial Statements........................................................  F-1 thru F-18

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................................       17

                           PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........................       17

Item 10.          Executive Compensation......................................................       19

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management..............................................................       21

Item 12.          Certain Relationships and Related Transactions..............................       24

Item 13.          Exhibits and Reports on Form 8-K............................................       24

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. is an international specialty financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests in the United States and Europe. The services the company offers to the commercial real estate markets are primarily third-party asset management and loan servicing.

The company was formed in August 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors, Inc. Crown and NorthCorp were both formed in 1990. Crown is incorporated under the laws of the state of Delaware. In May 1995, the company officially changed its name to Crown NorthCorp, Inc.

Corporate headquarters for the company is in Columbus, Ohio. Crown also has offices in Atlanta, Georgia; Dallas, Texas; Bethesda, Maryland; and Stockholm, Sweden. At December 31, 1998, Crown had 56 full-time employees.

Recent Developments. Historically, Crown has derived its primary revenues from servicing contracts that provide for the management and disposition of real estate and loan assets, the servicing of individual loans and loan portfolios, due diligence reviews, loan underwriting, risk management and the management of various corporate and partnership interests. In this regard, Crown's revenues have included regular, periodic management fees, disposition fees associated with transactions and incentive fees based on the overall performance of a contract or pool of assets.

Much of Crown's asset management and disposition business has traditionally involved distressed assets. Strong conditions in recent years in both the general economy and commercial real estate markets in the United States caused the supply of such assets available for management to decline. In response, in 1997, Crown adopted a strategic business plan to restructure operations and reduce costs. One of the objectives of the plan was to better position the company to provide a wider range of services to the commercial real estate industry.

Instability in the capital markets has affected the implementation of Crown's business plan in several ways. For example, the company, in 1998, sought to expand its asset management business through co-sponsorship of an initial public offering of Strategic Realty Capital Corp. ("SRCC"), which was to operate as a real estate investment trust ("REIT"). The public offering of SRCC did not proceed because of adverse market conditions. Also in 1998, Crown expanded its mortgage loan origination capability, serving as a correspondent in the loan conduit program of ContiTrade Services L.L.C., which purchased loans Crown originated and delivered them into commercial mortgage backed securities ("CMBS") transactions. ContiTrade's conduit program terminated operations in late 1998 in response to uncertainties in the CMBS market. As a result, Crown has curtailed loan origination operations.

Some of the same adverse market conditions that impaired Crown's efforts to diversify and expand its services have benefited the company's core asset management and servicing businesses. Many investors that had planned to dispose of assets through REIT, CMBS or other capital markets transactions are now in the market for management services as they continue to hold those assets. This circumstance, coupled with a general increase in assets available for management, has allowed the company to place renewed emphasis on its core asset management and servicing businesses both in the United States and Europe.

Third-Party Asset Management. Over the past several years, the company has derived its primary revenues from asset management and disposition contracts with various clients. In the early 1990s, Crown's asset management business came primarily from public-sector contracts with the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. In recent years, asset management business has come almost exclusively from private-sector clients such as investment banking firms, partnerships or investment consortiums. Crown anticipates that new asset management business will come predominately from the private sector.

In conducting its third-party asset management business, Crown manages both loan and real estate assets. Its services include due diligence reviews, asset underwriting, risk management and land management. The company has under management large single assets, such as loans secured by hotels, office buildings and multifamily properties, as well as portfolios of commercial real estate assets and interests. A client often retains Crown to manage and reposition an asset in the marketplace pending disposition or securitization. Crown's asset management contracts generally have no expiration dates and provide for additions of assets by addenda, each with its own compensation structure. Compensation usually includes ongoing management and disposition fees and, in some cases, incentive compensation based upon stipulated return criteria. Contracts with one customer, an investment banking firm, accounted for 25% of 1998 revenues.

Loan Servicing. Crown has devoted substantial financial and human resources to developing and maintaining information systems for the delivery of financial services. The company uses these systems to service loans and other real estate interests for both individual investors and securitized transactions. Rated special servicers manage non-performing loans and foreclosed properties in securitized transactions. Standard and Poor's Corporation and Fitch IBCA currently rate the company "above average" as a special servicer. Additionally, S&P rates Crown "average" as a commercial servicer and Fitch rates the company "acceptable" as a master servicer. These latter two ratings allow Crown to seek to expand its operations as a rated servicer to service performing as well as non-performing components of securitizations. The company is committed to continued enhancement and development of its capabilities as a rated servicer since it believes that those capabilities are important to the continued development and retention of management and servicing business.

European Operations. In 1997 and 1998, Crown established asset management and servicing operations in Europe. Crown conducts this business through Catella/Crown NorthCorp JV AB, in which Crown has a 50% interest, in association with Catella AB, a leading property advisory firm in Sweden. Catella/Crown operates from Catella's offices in Stockholm and provides asset management and financial advisory services for two of Sweden's largest real estate investment consortiums. European Operations have provided opportunities to grow Crown's core asset management and servicing businesses during a period of relatively limited growth in those businesses in the United States.

STRATEGIC ALLIANCES AND ACQUISITIONS

Harbert. Between March 1997 and January 1998, an affiliate of Harbert Management Corporation, a privately held diversified investment management company, invested $5 million in Crown in exchange for common and convertible preferred stock. Other affiliates of Harbert have invested in European Operations managed by Catella/Crown and financed a portion of Crown's investment in those operations. Two senior executives of Harbert serve on Crown's Board of Directors.

Conti. In 1998, an affiliate of ContiFinancial Corporation, a financial services company ("Conti"), invested $2 million in Crown in exchange for convertible preferred stock and warrants. These proceeds, which were originally earmarked for Crown's loan origination program as well as an investment in SRCC, are now available for general corporate purposes. A senior executive of Conti serves on Crown's Board of Directors.

Pursuant to voting agreements executed in conjunction with the Harbert and Conti investments, Harbert and Conti, and their respective affiliates, may be deemed to control Crown. See "Item 5 - Market for Common Equity and Related Shareholder Matters" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

In addition to strategic alliances such as those with Harbert and Conti, Crown has also utilized acquisitions as a means to expand its business. Included among these are the acquisitions in 1996 and 1997 of Eastern Realty Corporation and its affiliates, which expanded Crown's capabilities in asset management and land management, and of Merchants Mortgage Corporation and Reinlein/Lieser/McGee, which provided the company limited authority to refinance multifamily loans under the Delegated Underwriting and Servicing ("DUS") Program administered by Fannie Mae.

Crown is actively seeking additional strategic alliances and acquisitions, including possible merger transactions, as the primary means of providing capital to support and expand its operations.

COMPETITIVE ENVIRONMENT

The financial services industry has undergone significant consolidation in recent years. Many of the company's competitors have been and continue to be significantly larger and better capitalized than Crown. Crown expects continued consolidation of the industry into increasingly larger organizations with significant capital bases.

Access to capital resources and the ability to attract capital have significant effects on Crown's business prospects and potential profitability. For example, servicing opportunities associated with securitizations are generally awarded to servicers willing to invest in the below-investment-grade portions of those securitizations. Crown's limited capital resources presently prevent it from investing in such portfolios. The large number of better capitalized competitors in the marketplace also tend to increase the prices bid for servicing opportunities, thereby narrowing profit margins. Crown has attempted to maintain and enhance its competitive position by aggressively pursuing strategic alliances that would increase its capital base. It is also actively seeking to acquire new business through means other than competitive bidding.

Crown's efforts in 1998 to diversify its product lines were impaired by adverse changes in the capital markets. As a result, Crown and its co-sponsors abandoned efforts to form SRCC. The company also curtailed mortgage lending operations. At the same time, Crown has intensified its efforts to expand and develop its domestic asset management and servicing business. It has also established an asset management and servicing capability in Europe. While the company will continue to examine means to reduce costs, enhanced revenues and capital resources will be key elements in restoring profitable operations in an increasingly competitive marketplace.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

The company owns a building in Columbus, Ohio which serves as its corporate headquarters. The headquarters is subject to the lien of a six-month, adjustable-rate industrial revenue bond. See "Note 5 - Notes and Bonds Payable - to the Consolidated Financial Statements." The Company also leases office space in Atlanta, Georgia, Dallas, Texas and Bethesda, Maryland and maintains an office in Stockholm, Sweden. See "Note 6 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Real Estate and Real Estate Related Investments. Third-party asset management is the principal business of the company. In conducting this business, the company manages interests in real estate, including real estate mortgages, for the account of others. While the company generally does not invest in real estate, interests in real estate and real estate mortgages for its own account, it will make investments that it believes are necessary and appropriate to secure new asset management business. In 1998, in conjunction with entering into an asset management agreement for the Telereit transaction in Sweden, Crown agreed to make an equity investment in Telereit Holding AB. Crown did this by investing approximately $2.5 million in exchange for a 14.23% ownership interest in HMR Sweden, LLC, an affiliate of Harbert. HMR Sweden, in turn, invested approximately $16.8 million in Telereit and received a 13.09% ownership interest. Crown funded its investment through a combination of cash on hand and a loan of approximately $1 million from MarRay Investment, LLC, another affiliate of Harbert. In consideration of Harbert's investment in Telereit, Crown has agreed to pay

Harbert 12.5% of the management and disposition fees and 37.5% of the incentive fees Catella/Crown receives under the asset management agreement, net of Crown's expenses. As security for the loan from MarRay, Crown has pledged to it a 5.94% ownership interest in HMR Sweden. Additionally, a bank, on behalf of Crown, has issued letters of credit aggregating approximately $625,000 to secure Crown's obligations under a credit facility associated with the Telereit transaction.

To expand its loan servicing business, Crown regularly seeks to acquire the right to service real estate assets. In certain cases, this involves the negotiated purchase of or successful bid for the servicing rights themselves.

Real Estate Mortgages. The company has a limited license to refinance certain loans for sale to Fannie Mae under the DUS Program. The company retains a portion of the credit risk on loans originated under the DUS Program. See "Note 11 - Contingencies - to the Consolidated Financial Statements." Crown was for a time a loan correspondent for ContiTrade's conduit program, originating qualifying multifamily and commercial loans which ContiTrade purchased at closing. Generally, the company does not originate or invest in commercial mortgage loans for its own account.

Partnerships and Joint Ventures. From time to time, as part of its program of strategic acquisitions, the company makes equity investments in entities which hold interests in partnerships or joint ventures.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The company's common stock trades under the symbol "ASET" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc.

Records maintained by the National Quotation Bureau show the following high and low bid prices for the common stock:

                  QUARTER ENDED              HIGH              LOW
                  -------------              ----              ---
                  March 31, 1997            $ .95             $ .63
                  June 30, 1997             $2.4375           $ .85
                  September 30, 1997        $3.875            $2.875
                  December 31, 1997         $3.25             $1.75
                  March 31, 1998            $3.25             $1.625
                  June 30, 1998             $3.25             $1.75
                  September 30, 1998        $2.375            $1.50
                  December 31, 1998         $1.75             $1.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 16, 1999, there were approximately 2,700 holders of record of shares of the common stock.

During its 1998 and 1997 fiscal years, the company made no payments of cash dividends or returns of capital on common shares.

The company does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

At December 31, 1998, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

SERIES AA PREFERRED

The company has issued one share of Series AA Convertible Preferred Stock to Harbert Equity Fund I, L.L.C. ("Harbert Fund"), an affiliate of Harbert, in exchange for $3,647,185 in cash. The Series AA Preferred provides that, since certain trigger events did not occur by June 30, 1998, Harbert has the right to designate a majority of the company's Board of Directors until such time as the trigger events do occur. These trigger events are, first, the closing of the public offering contemplated by the registration statement filed by SRCC (or the closing of a comparable fund opportunity) and, second, the company achieving certain specified commercial loan origination volumes. The trigger events have not yet occurred and the company does not anticipate being able to cause these events to occur in the foreseeable future. Harbert has not given notice of its intent to exercise its right to designate a majority of the company's Board of Directors. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Note 8 - Shareholders' Equity - to the Consolidated Financial Statements."

SERIES BB PREFERRED

Crown has issued one share of Series BB Convertible Preferred Stock and warrants to purchase up to 200,000 shares of common stock to ContiWest Corporation, an affiliate of Conti, in exchange for $2 million cash. Conti may convert the Series BB Preferred into 1,000,000 shares of common stock at any time. Crown has the option to convert the Series BB Preferred upon the occurrence of the trigger events. The company does not anticipate being able to exercise its conversion option based upon the trigger events. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Note 8 - Shareholders' Equity - to the Consolidated Financial Statements."

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include third-party asset management, loan servicing and European Operations. Fees the company receives include asset management and disposition fees, incentive fees based on the overall performance of a contract or pool of assets and loan servicing fees. While, in 1998, the company originated commercial mortgage loans, it is presently not actively engaged in that business. Crown has historically utilized strategic acquisitions and alliances as the primary means of expanding and diversifying its core businesses and developing and entering new businesses. Management continues to actively pursue strategic alliances and other transactions that would maximize the value of the company's core businesses.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "would," "contemplated," "believes" or comparable language. All forward-looking statements included in this document are based on information available to the company on the date hereof, and the company assumes no obligation to update any such forward-looking statements. It is important to note that the company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o Crown is currently operating at a loss. Management anticipates that these losses will continue until the company is able to increase its revenues by securing additional asset management and servicing contracts or by other means.

o The company may be unable to develop sufficient capital resources through profitable operations, strategic alliances or otherwise to more successfully compete with larger and better capitalized competitors in obtaining new business.

o Crown may be unable to improve its liquidity through sales of assets, profitable operations, increased revenues, reduced expenses or other means. If Crown cannot improve its liquidity, its ability to operate at current levels may be impaired.

o Under the terms of the Series AA Preferred and voting agreements related to that investment, since June 30, 1998, Harbert has had the right to designate a majority of Crown's Board of Directors until certain specified events occur. The company does not anticipate being able to cause the events to occur in the foreseeable future.

o Many of the company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the company's revenues, liquidity and profitability.

o The company currently operates as a rated servicer. If the company no longer were to receive ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

o The Year 2000 problem has not presented significant issues for the company and Crown does not anticipate that significant issues will arise. If, however, the company and the parties with which it does business are not successful in resolving any remaining issues, Crown may have service interruptions or material expenditures related to the Year 2000 problem.

OUTLOOK

Crown has historically derived its revenues from its core third-party asset management and servicing businesses. The company anticipates this will continue to be the case for the foreseeable future. In addition to domestic asset management and servicing contracts, the company is also deriving revenues from European management and servicing operations established in the past two years. Crown developed a mortgage loan origination capability as part of the implementation of its 1997 business plan and anticipated that mortgage loan origination would become a primary source of the company's revenues. While Crown derived revenues in 1997 and 1998 from lending operations, the loan conduit program under which the company operated ceased at the end of the year. At this time, Crown does not anticipate mortgage lending income will be significant in the foreseeable future.

The company's third-party asset management business continues to develop. During 1998, Crown's principal investment banking client continued to place additional assets with the company for management. Also, the company recently commenced significant asset management work for a new client. Crown's asset management engagements typically include work on large individual or groups of commercial real estate assets, such as loans secured by hotels, office buildings or multifamily projects, which a client is holding pending securitization or disposition. Many of these assets are not performing in accordance with their terms at the time they are assigned to Crown. The company will also continue to aggressively seek to expand those components of the third-party asset management business that have been core businesses of the company. Crown had hoped, through a public offering of SRCC, to expand its asset management business to include the management of below-investment-grade tranches of CMBS. With the abandonment of SRCC's public offering, Crown will seek to expand into this area of asset management by other means.

Loan servicing has been and will continue to be a core business of the company. Crown continues to seek out less capital intensive means of acquiring the servicing rights to additional assets. The company may acquire servicing rights through negotiated transactions, competitive bidding or recurring business from existing clients. Many servicing opportunities, especially those connected with securitizations, require the servicer to invest in the asset or portfolio. Crown's relatively limited capital resources, when compared to those of many of its competitors, preclude it from pursuing many servicing opportunities unless it aligns itself with a source of capital.

As it pursues additional management and servicing opportunities, the company believes that its ability to operate as a rated servicer is of significant marketing value. Rated servicers are subject to annual reviews; the rating agencies are presently conducting such reviews of the company. Crown's principal objectives are to maintain and expand its capability to act as a rated servicer.

In Europe, through Catella/Crown, Crown has established an asset management and servicing business based in Stockholm. Catella/Crown provides management and advisory services for two large real estate consortiums in Sweden. While Crown believes that European Operations have become profitable, the company is considering selling those operations as part of a plan to increase liquidity, reduce operating costs and focus Crown's financial and human resources on the development of asset management and servicing opportunities in the United States.

A key to returning to operating profitability will be Crown's ability to increase the revenues it derives from its core asset management and servicing businesses. There can be no assurance that the company will be able to secure such increased revenues, that increases will occur at any particular time or that revenue increases will lead to profitable operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Total revenues decreased approximately $3.5 million to $7.0 million in 1998 from $10.5 million in 1997, with the largest decreases being in disposition and incentive fees. Private-sector asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. In 1998 the company had no public-sector revenues, while in 1997 it had public-sector contract revenues of approximately $1.1 million, or 9% of total revenues. Crown is continuing to take steps to expand its core asset management business and related activities.

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. The book values of assets under management were $993 million and $770 million at December 31, 1998 and 1997, respectively. Management fee revenues decreased $247,448 to $3,167,265 in 1998 from $3,414,713 in 1997. Management fees have decreased as completed contracts have been replaced with lower fee contracts.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues decreased $2,759,508 to $691,015 in 1998 from $3,450,523 in 1997. During 1997 Crown received disposition fees of $1,150,000 as a result of a large number of assets under the company's management being placed into a securitized transaction by an investment banking client. Additionally, there were no public-sector disposition fees in 1998, while approximately 26% of such fees were from public-sector contracts in 1997.

Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Incentive fees decreased $827,816 to $841,875 in 1998 from $1,669,691 in 1997. The decrease results from the substantial completion of one large private-sector, incentive-based contract in 1997. Generally all of the 1998 fees and approximately 70% of the 1997 fees were due to the company attaining a contractual threshold on one private-sector contract.

Loan servicing fees primarily reflect loan servicing fees generated from Fannie Mae and Ginnie Mae loan portfolios. The decrease in 1998 from 1997 primarily reflects the write-off of capitalized acquired servicing cost for the early payoff of loans in the servicing portfolio. The book balance of loans serviced was $242 million and $203 million at December 31, 1998 and 1997, respectively.

Mortgage origination fees increased $107,230 to $630,215 in 1998 from $522,985 in 1997, reflecting fees from loan conduit program originations and from servicing rights associated with the commencement of commercial loan origination activities. During 1998, because of adverse changes in the CMBS capital markets, ContiTrade suspended and later terminated its conduit program because of market conditions. Effective December 31, 1998 the company and ContiTrade terminated the company's correspondent lending relationship and settled all financial issues under the conduit program, which had been Crown's primary means of originating loans. Because of this, mortgage origination will not be a material source of revenue in the foreseeable future.

The income from partnerships and joint ventures was primarily from a joint venture performing asset management, financial and advisory services for Telereit Holding AB, a portfolio of assets in Sweden valued at approximately $614 million. Under this asset management agreement Crown, through Catella/Crown, earned a success fee for placing the transaction and will receive ongoing management and other fees. Catella/Crown received half of the success fee (approximately $750,000) in cash in 1998; Catella/Crown will receive the remainder of the success fee in 1999 either in cash or securities of Telereit, depending upon certain conditions. The company also recorded equity earnings from the Eastern Realty entities acquired in October 1996. In 1997, income from partnerships and joint ventures was primarily attributable to fees received by a joint venture performing services to an investment group that acquired an interest in a portfolio of real estate assets from the Swedish government.

Interest income increased $378,509 to $796,524 in 1998 from $418,015 in 1997. The increase primarily occurred because of the increase in cash provided by the Series AA Preferred and the Series BB Preferred in 1998.

Other revenues generally consist of fees for accounting, due diligence and consulting services. The decrease from 1997 reflects the company's exit from non-core businesses in July 1997 and the planned elimination of certain non-recurring, miscellaneous revenues.

Recurring operating and administrative expense changes were as follows:

                                            1998               1997             $ CHANGE         % CHANGE
                                            ----               ----             --------         --------
Personnel                                $5,320,696          $6,958,227         ($1,637,531)       (24)
Insurance, professional and
  other                                  $  731,467          $1,064,087           ($332,620)       (31)
Occupancy                                $  797,272          $  862,155            ($64,883)        (8)
Amortization and depreciation            $  359,379          $  346,754             $12,625          4
Total                                    $7,208,814          $9,231,223         ($2,022,409)       (22)


Recurring operating and administrative expenses decreased $2.0 million to $7.2 million in 1998 from $9.2 million in 1997. The decreases were primarily caused by the implementation of the Company's business plan in 1997 whereby the company exited certain non-core businesses and closed offices. Accordingly, staffing was significantly reduced and other expense components were restructured to reduce overall expenses. Also contributing to the decrease, as reflected in the insurance, professional and other expense category, were favorable adjustments of $674,000 and $371,484 in 1998 and 1997, respectively, to the provision for loan losses. These non-cash adjustments reflect favorable credit experience with the company's loan servicing portfolio under the Fannie Mae DUS Program. Crown made corresponding reductions in restricted cash collateralizing its obligations under the DUS Program. The company does not anticipate being able to continue to decrease operating and administrative expense at the same rate in the future.

Amortization and depreciation expenses increased to $359,379 in 1998 from $346,754 for 1997 because of depreciation on computer equipment.

The Company was a co-sponsor of SRCC, which was to operate as a REIT, which on March 24, 1998 filed with the Securities and Exchange Commission to register shares in an initial public offering. Due to the unfavorable market conditions for publicly traded REITs, the offering did not proceed. The charge of $819,061 reflects the company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The company funded the costs from cash reserves.

Abandoned acquisition expenses primarily reflect legal, accounting and other professional fees incurred by the company, directly or through contractual commitments, for due diligence conducted in conjunction with abandoned corporate acquisitions. During 1998 the company recognized a $100,000 credit, which reflected a negotiated settlement of contractual expenses accrued under an expense reimbursement agreement.

In June 1997, management implemented a restructuring plan for the company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. Crown incurred total restructuring charges of $494,409, which were recorded in 1997. The restructuring plan was completed during the first quarter 1998 with losses being less than anticipated. As a result, the company recognized a restructuring credit of $60,075 in 1998.

The employment contract settlement of $206,563 in 1997 reflects a non-recurring charge representing the lump sum, final settlement of incentive compensation payments otherwise due over time to a former employee.

Loss from operations increased $667,349 to $885,084 in 1998 from a loss of $217,735 in 1997 because of the inability to offset the decrease in disposition fees and incentive fees with new revenue sources or sufficient additional reductions in operating and administrative expenses and because of the effects of other non-recurring expenses. Because of the turmoil in the capital markets in general, and the CMBS markets in particular, the company was unable to execute its plan to increase revenues through conduit commercial mortgage origination and related securitization and fund management activities. Management is re-focusing on Crown's core asset management business segment to capitalize on the current CMBS market instability and expects to offset the operating shortfall through a combination of additional asset management revenues and selective reductions in operating and administrative expenses.

Interest expense decreased $57,955 to $286,069 in 1998 from $344,024 for 1997. The overall decrease was primarily caused by reduced line of credit borrowings because of additional cash resources available from the issuance of the Series AA Preferred and the Series BB Preferred.

The income tax benefit of $217,170 for the year ended December 31, 1997 generally reflects taxes on book income at the statutory Federal income tax rate giving effect to non-deductible capital losses, non-deductible foreign losses and amortization. The company has made no provision for income tax benefits for 1998 as the company recorded a full valuation reserve related to such benefit based on the company's assessment as to the future utilization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1,206,128, to $1,942,068 at December 31, 1998 from $735,940 at December 31, 1997. Crown had a revolving credit facility of $600,000, which had no outstanding balance at December 31, 1998.

In April 1998 the company extended a bank letter of credit securing its obligations under an adjustable-rate industrial revenue bond for a building which serves as the company's headquarters. Crown is in compliance with all covenants of the letter of credit.

In March 1997, the company entered into a stock purchase agreement with an affiliate of Harbert whereby Harbert agreed to invest up to $5 million in common stock. Harbert invested $1 million in the company in March 1997 and additional sums in October and December 1997. On December 31, 1997, the company and Harbert entered into and amendment to the agreement pursuant to which Harbert purchased one share of the Series AA Preferred in exchange for cash of $3,647,185 received in January 1998. The company has utilized all proceeds received under this agreement, as amended.

In March 1998, the company entered into a stock purchase agreement with an affiliate of Conti whereby Conti invested $2,000,000 in exchange for one share of the Series BB Preferred and a warrant for up to 200,000 shares of common stock.

The company has invested approximately $2.5 million in HMR Sweden and received a 14.23% interest therein. HMR Sweden, in turn, has a 13.09% ownership in Telereit, which holds a portfolio of assets in Sweden valued at approximately $614 million. Crown funded its investment from cash on hand and a loan of approximately $1 million from another affiliate of Harbert.

Crown is seeking to maintain existing credit facilities and to establish an advancing line for operations as a master servicer. The company is also actively pursuing private equity capital infusions. The company expects to fund acquisitions of asset and servicing portfolios by cash provided from debt or equity financing.

The company expects to fund current operations from cash provided by operations, sales of assets, draws on bank credit facilities and proceeds provided from private investment capital infusions. In this regard, Crown is considering selling its investments in European Operations and in the building that serves as its corporate headquarters. Additionally, the company will continue its efforts to reduce operating expenses.

HISTORICAL CASH FLOWS

Cash increased by $1.2 million in 1998 compared to increasing $0.1 million in 1997. During 1998, net cash proceeds from the issuance of preferred stock was generally used to reduce debt and to fund operations, investments in partnerships and the loss on the abandoned SRCC offering. In 1997, net cash provided by the issuance of common stock and operating activities was primarily used for debt reduction and corporate acquisitions.

Cash flows from operating activities required the use of funds of $1,215,260 in 1998. Operating activities provided a source of funds of $1,092,638 in 1997. As discussed above, during 1998 Crown incurred a significantly larger net operating loss than in 1997. In 1998, cash was used primarily to reduce accounts payable and accrued expense working capital components. In contrast, in 1997, cash was provided primarily through the collection of a tax refund receivable and increases in current liabilities.

Cash flows used in investing activities decreased to $1,465,878 in 1998 from $1,520,871 in 1997. The change was due primarily to a decrease in cash paid for corporate mergers of $1,606,855 and a decrease in distributions received from partnerships and joint ventures of $303,319 versus an increase in investment in partnerships and joint ventures of $1,206,364.

Cash flows from financing activities changed to a $3,935,723 source of cash for 1998 from a $577,093 source of cash for 1997. The increase is generally attributable to net cash proceeds of $5,576,048 obtained through the issuance of the Series AA Preferred and Series BB Preferred. This amount was reduced through an increase in abandoned offering costs of $819,061, a decrease in debt proceeds and a scheduled, partial redemption of the Series B Preferred Stock.

YEAR 2000 READINESS

The Year 2000 issue arises from computer programs and equipment that use a two-digit rather than a four-digit format to indicate a year. Such components may incorrectly interpret dates beyond 1999, which could cause computer system failures or errors. Crown's assessment of its Year 2000 issues is substantially complete. It has purchased and will continue to purchase hardware and software to help insure compliance. Finally, Crown has completed testing its systems for Year 2000 readiness. As Crown installs new hardware and software in the normal course of business, it will continue testing to ensure that such installations do not give rise to Year 2000 issues.

Substantial portions of the company's strategic computer systems and applications are proprietary in nature. Crown's assessment is that these are Year 2000 compliant. The principal third-party system the company uses is the McCracken Loan Servicing System. McCracken has written software addressing its Year 2000 issues. Crown has completed installation and testing of this software and believes the McCracken system now presents no Year 2000 issues for Crown. Additionally, Crown makes some use of standard commercial software products. To the extent that present versions of these products manifest Year 2000 problems, Crown will acquire Year 2000-compliant versions of these products or substitute alternative products that do comply.

The costs Crown has incurred specifically to address Year 2000 issues have been immaterial and are expected to continue to be so. Expenditures have included upgraded hardware for the McCracken system as well as enhanced telephone and building security systems. Over and above regularly scheduled purchases to keep pace with continuing technological advances, Crown will purchase from operating funds extra supplies of key computer hardware to insure availability as 2000 approaches. Crown also has in place a disaster recovery plan should it need to resume operations for a temporary or extended period in an alternative location.

While Crown believes it is taking all appropriate steps to achieve Year 2000 compliance, the Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Crown believes that its ongoing testing of new hardware and software components will reveal any significant Year 2000 problems, that such problems will be capable of remediation and that Crown's software and hardware will perform substantially as planned when Year 2000 processing begins. There can be no assurance, however, that Crown can achieve Year 2000 compliance without significant additional costs.

ITEM 7. - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report..............................................................................       F-1

Consolidated Balance Sheets, December 31, 1998 and 1997...................................................       F-2

Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1997..............................................................................       F-3

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 1998 and 1997.......................................................................       F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997.............................................................................       F-5

Notes to Consolidated Financial Statements for the years
   ended December 31, 1998 and 1997.......................................................................       F-7

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Crown NorthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for costs of computer software developed or obtained for internal use to conform with Statement of Position 98-1.

/s/ Deloitte & Touche LLP

March 19, 1999

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1998 AND 1997


ASSETS                                                                 1998                 1997
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 1,942,068           $   735,940
  Receivables:
    Accounts receivable trade - net of allowance of
       $100,000 in 1998 and $30,000 in 1997                          1,162,366             1,672,306
    Affiliated entities                                                408,026
    Income tax refund receivable                                                              96,345
  Prepaid expenses and other assets                                    123,792               178,938
                                                                    ----------           -----------
      Total current assets                                           3,636,252             2,683,529

PROPERTY AND EQUIPMENT - Net                                         1,696,210             1,838,325

RESTRICTED CASH                                                      4,206,106             4,550,766

GOODWILL - Net of accumulated amortization of $253,976
  in 1998 and $183,945 in 1997                                         433,802               503,833

OTHER ASSETS:
  Investments in partnerships and joint ventures                     3,011,549               383,094
  Loan servicing rights - net of accumulated amortization
     of $316,848 in 1998 and $81,555 in 1997                           972,078               963,981
  Capitalized software cost - net of accumulated amortization of
     $72,932 in 1998 and $22,031 in 1997                               400,837               176,421
  Contract incentive fee receivable                                                          188,069
  Other                                                                 92,209               132,595
                                                                    ----------           -----------

      Total other assets                                             4,476,623             1,844,160
                                                                    ----------           -----------
TOTAL                                                              $14,448,993           $11,420,613
                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued compensation, benefits and payroll taxes                 $   510,500           $   608,738
  Current portion of long-term obligations                             630,286               394,500
  Accrued abandoned acquisition expenses                                                     307,054
  Accounts payable                                                     190,999               229,002
  Application and commitment fee deposits                               27,877               218,032
  Accrued profit sharing plan contribution                                                   120,000
  Accrued expenses - other                                             235,170               265,685
                                                                    ----------            ----------

      Total current liabilities                                      1,594,832             2,143,011

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                     2,170,225             2,563,550
  Notes payable - affiliates                                           765,725
  Allowance for loan losses                                            576,000             1,250,000
  Other                                                                 34,000               135,721
                                                                    ----------            ----------

      Total long-term obligations                                    3,545,950             3,949,271

REDEEMABLE PREFERRED STOCK                                           1,400,000             2,000,000

SHAREHOLDERS' EQUITY:
  Common stock                                                         110,651               108,310
  Convertible preferred stock:
    Series AA
    Series BB
  Additional paid-in capital                                         9,993,864             4,209,752
  Accumulated deficit                                               (2,147,520)             (976,367)
  Accumulated other comprehensive income                               (48,457)
  Treasury stock, at cost                                                 (327)              (13,364)
                                                                   -----------           -----------

      Total shareholders' equity                                     7,908,211             3,328,331
                                                                   -----------           -----------
TOTAL                                                              $14,448,993           $11,420,613
                                                                   ===========           ===========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                      1998              1997
REVENUES:
  Management fees                                 $ 3,167,265       $ 3,414,713
  Disposition fees                                    691,015         3,450,523
  Incentive fees                                      841,875         1,669,691
  Loan servicing fees                                 436,016           501,945
  Mortgage origination                                630,215           522,985
  Interest income                                     796,524           418,015
  Income from partnerships and joint ventures         371,292           212,468
  Other                                                48,514           349,977
                                                  -----------       -----------
    Total revenues                                  6,982,716        10,540,317
                                                  -----------       -----------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                         5,320,696         6,958,227
  Insurance, professional and other                   731,467         1,064,087
  Occupancy                                           797,272           862,155
  Amortization and depreciation                       359,379           346,754
                                                  -----------       -----------
    Subtotal                                        7,208,814         9,231,223
                                                  -----------       -----------
  Other non-recurring expenses:
    Abandoned offering expense                        819,061
    Abandoned acquisition expenses (credit)          (100,000)          758,881
    Restructuring expenses (credit)                   (60,075)          494,409
    Employment contract settlement                                      206,563
    Loss on sale of subsidiary                                           66,976
                                                  -----------       -----------
    Total other non-recurring expenses                658,986         1,526,829
                                                  -----------       -----------
    Total operating and administrative expenses     7,867,800        10,758,052
                                                  -----------       -----------
LOSS FROM OPERATIONS                                 (885,084)         (217,735)
                                                  -----------       -----------
INTEREST EXPENSE                                      286,069           344,024
                                                  -----------       -----------
LOSS BEFORE INCOME TAXES                           (1,171,153)         (561,759)

INCOME TAX BENEFIT                                                     (217,170)
                                                  -----------       -----------
NET LOSS                                          $(1,171,153)      $  (344,589)
                                                  -----------       -----------
LOSS PER SHARE, BASIC AND DILUTED                 $     (0.33)      $     (0.04)
                                                  -----------       -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                11,000,743         9,991,330
                                                  -----------       -----------

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        CONVERTIBLE PREFERRED STOCK
                                                           -------------------------------------------------------
                                                              SERIES AA          SERIES BB          SERIES A
                                      COMMON STOCK         -------------      ---------------     ----------------        ADDITIONAL
                                  SHARES                   SHARES             SHARES              SHARES                   PAID-IN
                                  ISSUED      AMOUNT       ISSUED   AMOUNT    ISSUED   AMOUNT     ISSUED   AMOUNT          CAPITAL
BALANCE, DECEMBER 31, 1996       8,826,924   $ 88,269                                              450      $  5         $2,793,125
Issuance of common stock         1,436,012     14,360                                                                     1,382,835
Conversion of preferred stock      560,135      5,602                                             (450)       (5)            (5,597)
Dividends paid -
  Series A Preferred                 7,911         79                                                                        14,762
Issuance of treasury shares                                                                                                  24,627
Net loss for the year ended
  December 31, 1997
                                ----------    -------                                             -----    -----          ---------
BALANCE, DECEMBER 31, 1997      10,830,982    108,310                                                0     $  0           4,209,752
                                                                                                  -----    -----
Comprehensive loss:
  Net loss
  Foreign currency translation
    adjustment
      Total comprehensive loss
Issuance of common stock           234,138      2,341                                                                       196,159
Issuance of preferred stock                                     1                1                                       $5,576,048
Issuance of treasury shares                                                                                                  11,905
                                ----------   --------       -----   -----    -----   -----                               ----------
BALANCE, DECEMBER 31, 1998      11,065,120   $110,651           1   $   0        1   $   0                               $9,993,864
                                ==========   ========       =====   =====    =====   =====                               ==========

See notes to consolidated financial statements.





                                                    ACCUMULATED
                                                       OTHER                                    TOTAL
                                 ACCUMULATED       COMPREHENSIVE       REASURY STOCK         SHAREHOLDERS'
                                   DEFICIT             INCOME       SHARES        AMOUNT        EQUITY
BALANCE, DECEMBER 31, 1996       $ (616,937)                       (50,221)       $(16,736)    2,247,736
Issuance of common stock                                                                       1,397,195
Conversion of preferred stock
Dividends paid -
  Series A Preferred                (14,841)
Issuance of treasury shares                                         10,128           3,372        27,999
Net loss for the year ended
  December 31, 1997                (344,589)                                                    (344,589)
                                 ----------                       --------       ---------    ----------
BALANCE, DECEMBER 31, 1997         (976,367)                       (40,093)        (13,364)    3,328,331
Comprehensive loss:
  Net loss                       (1,171,153)                                                  (1,171,153)
  Foreign currency translation
     adjustment                                      (48,457)                                    (48,457)
                                                    --------                                  ----------
      Total comprehensive loss   (1,171,153)         (48,457)                                 (1,219,610)
Issuance of common stock                                                                         198,500
Issuance of preferred
stock                                                                                          5,576,048
Issuance of treasury shares                                         39,683          13,037        24,942
                                -----------      -----------      --------       ---------    ----------

BALANCE, DECEMBER 31, 1998      $(2,187,520)        $(48,457)         (410)       $   (327)   $7,908,211
                                ===========      ===========      ========       =========    ==========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,171,153)     $ (344,589)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                       594,678         428,309
    Decrease in reserve for loan losses                (674,000)       (371,485)
    Equity in income from investment in partnerships
      and joint ventures                               (276,588)       (212,468)
    Loss on abandoned offering                          819,061
    Loss on disposal of property and equipment                           71,731
    Loss on sale of subsidiary                                           66,976
    Deferred income taxes                                10,394           8,358
    Payment of board of directors fees by issuance
      of common stock                                    72,500          27,999
    Change in operating assets and liabilities - net of
      effects from purchases and divestitures
      of subsidiaries:
      Accounts receivable                               289,983        (446,167)
      Income tax refund receivable                       96,345       1,114,784
      Loan servicing rights                            (135,546)       (328,865)
      Prepaid expenses and other assets                   4,235         (84,636)
      Accounts payable and accrued expenses            (845,169)      1,162,691
                                                    -----------      ----------
      Net cash provided by (used in)
      operating activities                           (1,215,260)      1,092,638
                                                    -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                           344,660         476,573
  Distributions from partnerships and joint ventures     53,989         357,308
  Investment in partnerships and joint ventures      (1,425,464)       (219,100)
  Increase in other assets                             (253,696)
  Purchase of property and equipment                    (77,573)       (334,257)
  Net cash paid for corporate acquisitions and mergers               (1,606,855)
  Net cash disposed in corporate divestitures                           (36,056)
  Purchase of loan servicing rights                    (107,794)       (158,484)
                                                    -----------      ----------
      Net cash used in investing activities          (1,465,878)     (1,520,871)
                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock - net                   5,576,048
  Issuance of common stock                              150,942       1,397,195
  Principal payments on notes payable                (2,553,206)     (5,213,388)
  Proceeds from notes payable                         2,181,000       4,893,286
  Redemption of Series B preferred stock               (600,000)       (500,000)
  Loss on abandoned offering                           (819,061)
                                                    -----------      ----------
      Net cash provided by financing activities       3,935,723         577,093
                                                    -----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (48,457)
                                                    -----------      ----------

NET INCREASE IN CASH DURING THE YEAR                  1,206,128         148,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          735,940         587,080
                                                    -----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 1,942,068      $  735,940
                                                    ===========      ==========


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (CONTINUED)

                                                                 1998         1997
SUPPLEMENTAL INFORMATION

CASH PAID FOR INTEREST                                       $219,083   $  271,858
                                                             ========   ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

CORPORATE ACQUISITIONS:
   Accounts receivable                                                      16,983
  Restricted cash                                                        1,358,735
  Other assets                                                             591,137
  Loan loss reserve                                                       (360,000)
                                                                        ----------
            Net assets acquired, net of acquired cash                   $1,606,855
                                                                        ==========

CORPORATE DIVESTITURE:
  Accounts receivable                                                   $   25,853
  Property and equipment, net                                                7,926
  Other assets                                                                 321
  Accounts payable                                                          (3,180)
                                                                        ----------
            Net assets disposed, excluding cash                             30,920
  Disposed cash                                                             36,056
                                                                        ----------

            Loss on sale of subsidiary                                  $   66,976
                                                                        ==========

PAYMENT OF PREFERRED DIVIDENDS BY ISSUANCE
  OF COMMON STOCK                                                       $   14,841
                                                                        ==========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
_______________________________________________________________________________

1.   BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

     BUSINESS DESCRIPTION - The Company is a specialty financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests. Assets managed are located throughout the United States and Europe and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

     CONCENTRATIONS - Private-sector contracts with one customer accounted for 25% and 34% of revenues for 1998 and 1997, respectively, and approximately 15% and 19% of total accounts receivable at December 31, 1998 and 1997, respectively. Certain private-sector contracts are generally cancelable by the contractor with 30 days notice.

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

     The cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of loan servicing rights is assessed based on the fair value of those rights. The carrying amount of loan servicing rights approximate the fair value.

     LOAN SERVICING FEES - Loan servicing fees are recognized as earned under the terms of the related servicing contract.

     INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES - Certain of the Company's general partner and joint venture investments (ranging from 1% to 50%) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities. The Company's 14.23% investment in HMR Sweden, LLC ("HMR") is accounted for under the cost method as the Company does not exercise significant influence over its operating and financial activities (see Note 7).

     ALLOWANCE FOR LOAN LOSSES - The Company established an allowance for loan losses to provide for estimated losses in the acquired mortgage portfolios serviced (see Note 11). The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The factors utilized by management in its periodic evaluation of the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral, evaluation of the loan portfolio in conjunction with historical loss experience, portfolio composition, and current and projected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management.

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

     MORTGAGE ORIGINATION FEES - The Company receives fees to originate and process certain loans. Upon closing the loan, the Company immediately sells the loan and recognizes origination fees as income.

     ABANDONED OFFERING COSTS - The Company was a cosponsor of Strategic Realty Capital Corp. (SRCC), a real estate investment trust (REIT). On March 24, 1998 SRCC filed with the Securities Exchange Commission to register shares in an initial public offering. Due to the unfavorable market conditions for publicly traded REITs, the offering has been cancelled. The charge of $819,061 reflects the Company's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. The Company funded the costs from cash reserves and amounts due from the co-sponsors.

     ABANDONED ACQUISITIONS - Abandoned acquisition expenses primarily reflect legal, accounting, and other professional fees incurred in 1997 by the Company, directly or through contractual commitments, for due diligence conducted in conjunction with four abandoned corporate acquisitions. During 1998 the Company recognized a $100,000 credit which reflected a negotiated settlement of contractual expenses accrued under an expense reimbursement agreement.

     INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     LOSS PER COMMON SHARE - Loss per share for 1998 and 1997 is computed as follows:

                                                        1998             1997
                                                        ----             ----
        Net loss                                    $(1,171,153)     $ (344,589)
        Series AA convertible preferred stock
          dividends at issuance                       1,997,268
        Series BB convertible preferred stock
          dividends at issuance                         500,000
        Series A preferred stock dividends                               14,841
                                                    -----------      ----------
        Net loss applicable to common stock          (3,668,421)       (359,430)
        Weighted average shares outstanding          11,000,743       9,991,330
                                                    -----------      ----------
        Loss per share                              $     (0.33)     $    (0.04)
                                                    ===========      ==========

     As the Company had net losses in 1998 and 1997 there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", issued in February 1997.

     EMPLOYMENT CONTRACT SETTLEMENT - During 1997 the Company settled the employment contract with an individual. The entire agreed upon settlement of $206,563, including benefits and the Company's share of taxes, was paid during 1997.

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

     RECENTLY ISSUED ACCOUNTING STANDARD - SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997, amended Financial Accounting Standards Board ("FASB") Statement No. 14 "Financial Reporting for Segments of a Business Enterprise" to require financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company, as required, adopted this statement on a retroactive basis in 1998. Adoption of this statement did not impact the financial position, results of operations or cash flows of the Company.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and will require adoption no later than the Company's quarter ended March 31, 2000. This new statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. The Company does not anticipate the statement materially impacting its financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which the Company adopted in 1998. This statement provides guidance on accounting for costs of computer software developed or obtained for internal use. Capitalized software costs are amortized using a straight line basis over 4 to 5 years. During 1998, the Company capitalized costs of approximately $275,000 for computer software developed for internal use. Net of amortization, adoption of this statement reduced net loss and net loss per share by approximately $250,000 and $.02, respectively, in 1998.

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

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1998 and 1997:


                                                     1998            1997
     Land                                           $  271,845      $  271,845
     Building and improvements                       1,137,112       1,137,112
     Furniture and equipment                         1,276,877       1,199,304
                                                    ----------      ----------
          Total property and equipment               2,685,834       2,608,261
     Less accumulated depreciation                    (989,624)       (769,936)
                                                    ----------      ----------
     Property and equipment - net                   $1,696,210      $1,838,325
                                                    ==========      ==========

4.   RESTRUCTURING EXPENSE

     In June 1997, management implemented a restructuring plan for the Company's operations which, among other items, encompassed consolidating offices and exiting certain lines of business. The Company incurred total restructuring charges of $494,409, which was recorded in 1997. The restructuring plan was completed during the first quarter 1998 with losses being less than anticipated. As a result the Company recognized a restructuring credit of $60,075 in 1998.

5.   NOTES AND BONDS PAYABLE

     At December 31, 1998, the Company has available a $600,000 line of credit under a commercial revolving note, expiring April 1999, bearing interest at the bank's prime rate of interest plus .25% (8% at December 31, 1998). There were no borrowings outstanding on the line.

     Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                              1998           1997

     Six-Month Adjustable Rate Industrial Development Revenue
      Bonds, annual principal payments and semi-annual interest
      payments, 3.65% and 3.7% interest rate at December 31, 1998 and 1997, respectively, based on terms of the indenture,
      due April 2015.                                                       $1,295,000     $1,330,000
     Convertible Secured Promissory Note - affiliate, interest
      based upon cash flow with a floor rate of 6.5%, periodic
      payments of principal and interest, due on August 31, 2008.              979,754
     Installment Note payable, prime plus 0.5% (8.25% and 8.5% at
      December 31, 1998 and 1997), monthly payments of $23,021 plus
      interest, remaining principal and interest due February 1, 2002.         874,815      1,128,050
     Installment Note payable, prime (7.75% and 8% at December 31, 1998 and 1997, respectively), monthly interest only payments through
      February 1998, monthly payments of $8,333 principal plus interest from March 1998 through January 2002, remaining principal
      and interest due February 2002.                                          416,667        500,000
                                                                            ----------     ----------
      Total                                                                  3,566,236      2,958,050
     Less current portion                                                      630,286        394,500
                                                                            ----------     ----------
     Long-term debt                                                         $2,935,950     $2,563,550
                                                                            ==========     ==========

     The Six-Month Adjustable Rate Industrial Revenue Bonds are secured by a $1,498,500 letter of credit collateralized by a first mortgage on the land and building (which serves as corporate headquarters) and a restricted cash escrow account ($331,229 and $335,686 at December 31, 1998 and 1997, respectively) required under the bond indenture.

     The installment notes payable and line of credit are collateralized by substantially all assets of the Company not collateralizing the Six-Month Adjustable Rate Industrial Revenue Bonds or the Convertible Secured Promissory Note (see Note 7).

     The scheduled sinking fund redemption and principal repayments related to the notes and bonds are as follows:

     Year ending December 31:

     1999                                                                  $  630,286
     2000                                                                     634,818
     2001                                                                     968,409
     2002                                                                     212,723
     Thereafter                                                             1,120,000
                                                                           ----------
           Total                                                            3,566,236
     Less current portion                                                     630,286
                                                                           ----------

     Total long-term portion                                               $2,935,950
                                                                           ==========

     At December 31, 1998 and 1997, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities.

6.   LEASES

     The Company, in its operations, leases office facilities and equipment. All leases in effect at December 31, 1998, which expire on various dates through 2000, have been classified as operating leases. Rent expense was approximately $412,000 and $501,000 in 1998 and 1997, respectively.

     The future minimum operating lease payments as of December 31, 1998 are as follows:

                                               EQUIPMENT              OFFICES
     Year ending December 31:
          1999                                  $102,230              $89,859
          2000                                    64,542
                                                --------              -------
     Total                                      $166,772              $89,859
                                                ========              =======


7.   RELATED PARTY TRANSACTIONS

     In 1998, the Company made an equity investment of approximately $2.5 million in exchange for a 14.23% ownership interest in HMR, an affiliate controlled by a director-shareholder of the Company. The Company funded its investment through a combination of cash on hand and a loan ($980,392) from another affiliate controlled by the director-shareholder. HMR has 13.09% ownership in Telereit Holding AB ("Telereit") a swedish real estate investment trust which holds approximately $614 million in a portfolio of assets in Sweden. Crown entered in an asset management agreement with Telereit. In consideration of the director-shareholder's investment in Telereit and the loan from the affiliate controlled by the director-shareholder, the Company has agreed to pay 25% of its management and disposition fees and 75% of its incentive fees received under the asset management agreement, net of the Company's expenses, to the director-shareholder. During 1998, the Company paid no amount to the director-shareholder under the agreement. During 1998, the Company recorded income from its investment in the partnership of $94,704.

     At December 31, 1998 the Company owed $979,754 on a Convertible Secured Promissory Note payable to an affiliate controlled by the director-shareholder. The note bears interest in an amount equal to the greater of 6.5% per annum on the outstanding principal amount or an amount based on cash distributions. During 1998, the Company paid interest of $38,893, for an effective rate of interest of 11.9%. The note calls for periodic principal payments, as cash distributions are made to the Company, in an amount based upon the percentage of the acquisition book value of Telereit assets sold during the term of the note to the acquisition book value of all Telereit assets. Under the terms of a pledge agreement the note is secured by a portion of the Company's interest in the affiliate. A bank, on behalf of the Company, has issued letters of credit aggregating approximately $625,000 to partially secure Telereit's obligations under a credit facility. The Company maintains a restricted cash account, approximately $640,000 at December 31, 1998, related to the letters of credit.

     The Company conducts some of its operations through various joint ventures and other partnership forms that are principally accounted for using the equity method. Included in the Company's revenues for 1998 and 1997 are equity in income (loss) of related companies of approximately $276,600 and

     $212,500, respectively. The Company also provides services for the ventures and included in revenues for 1998 and 1997 are management, incentive, retainer and disposition fees of approximately $902,000 and $1,141,000, respectively, related thereto.

8.   SHAREHOLDERS' EQUITY

     At December 31, 1998 and 1997, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized shares of preferred stock.

     In June 1997, all of the 450 outstanding shares of the Series A Preferred, par value of $.01 per share, were converted into 560,315 newly issued shares of Common Stock. Additionally, 7,911 newly issued shares of Common Stock were issued as payment for the cumulative dividend due on the Series A Preferred.

     In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the SPA (the "SPA Amendment") pursuant to which the Harbert Fund agreed to purchase one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. Harbert Fund is entitled to a non-cumulative dividend at the rate of 5% per annum on the liquidation preference. The liquidation preference is $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred have the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The quoted price per common share at the date of issuance of the Series AA Preferred was $1.625 resulting in an effective dividend upon issuance of $1,997,268. The Company has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. Since the stipulated events did not occur by June 30, 1998, the Harbert Fund, for so long as it continues to hold the Series AA Preferred, has the right to designate a majority of the Company's Board of Directors until such time as the stipulated events do occur. The Company has the right to redeem the Series AA Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series AA Preferred have the right to convert the Series AA Preferred into 3,473,510 shares of Common Stock. The Harbert Fund currently designates two members of the Company's Board of Directors. The Company received $3,647,185 for the sale of the series AA Preferred and incurred costs of $34,837.

     In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Company's common stock at $2 per share. The warrant vests and expires based upon the occurrence of certain stipulated events. The liquidation preference is $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred have the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The quoted price per common share at the date of issuance of the Series BB Preferred was $2.50, resulting in an effective dividend upon issuance of $500,000. The Company has the option to convert the Series BB Preferred upon the occurrence of certain stipulated events. The Company has the right to redeem the Series BB Preferred upon thirty days' written notice for the liquidation preference provided, however, that upon receipt of a redemption notice, the holders of the Series BB Preferred have the right to convert the Series BB Preferred to 1,000,000 shares of Common Stock. Conti has the right to designate one member of the Company's Board of Directors as long as they hold the Series BB Preferred or at least 1,000,000 shares of Common

     Stock and certain other conditions are met. The Company received $2,000,000 for the sale of the Series BB Preferred and incurred costs of $36,300.

     In December 1996, in connection with an acquisition, the Company issued 2,000 shares of Series B Non-Voting, Non-Convertible Preferred Stock (the "Series B Preferred"), with a par value of $.01 per share. No dividends of any type are to be paid on the shares. The liquidation value of each Series B Preferred share is $1,000. During 1997 the Company redeemed 500 shares for $500,000. During 1998 the Company redeemed 600 shares for $600,000. The Company is obligated to redeem the remaining 900 shares for $900,000 on December 31, 1999.

     The Company is required to maintain a restricted cash balance ($900,000 at December 31, 1998) in a non-interest bearing account, which is controlled by the Series B Preferred shareholder, used to secure the Company's obligation to redeem the shares. The Company has also pledged to the shareholder certain additional funds in the event that funds in the deposit account are not maintained at certain designated levels. All or part of the outstanding shares of Series B Preferred stock are subject to redemption at the option of the Company at a price equal to the redemption price.

     In December 1996, also in connection with an acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Preferred Stock (the "Series C Preferred"), with a par value of $.01 per share. The shareholder is entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference. The liquidation preference is $1,000 per Series C Preferred share. Each Series C Preferred share is convertible into 666.67 fully paid shares of Common Stock. The shares can be converted, at the option of the holder, during a 45-day conversion period after the 30-day period in which the average Common Stock closing share price equals or exceeds $1.50. The shares can be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of any unpaid, declared dividends. The Company is required to redeem the Series C Preferred shares as follows:

          SHARES TO BE REDEEMED         AMOUNT             REDEMPTION DATE
                 250                  $250,000            December 31, 2001
                 250                   250,000            December 31, 2002
                 ---                  --------
      Total      500                  $500,000
                 ===                  ========

     During 1996, primarily in connection with certain business acquisitions, the Company issued warrants entitling the holders to purchase 403,983 shares of Common Stock at prices ranging from $0.63 to $1.00 per share over periods ranging from 18 months to 5 years after issuance. During 1998, 39,683 warrants were exercised at $0.63 per share and at December 31, 1998, 364,500 warrants are exercisable. The weighted average exercise price was $0.83 and $0.81 on December 31, 1998 and 1997, respectively.

     During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 25,000 shares of common stock at $1.44 per share. As of December 31, 1998 there are 25,000 exercisable warrants which expire November 30, 2003.

     During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 50,000 shares of Common Stock at $2 per share. The warrants vest annually, and expire December 1, 2003. Any unvested shares at the date of a change in control of the Company vest immediately. As of December 31, 1998 there are 10,000 exercisable warrants.

     During 1997 the Company issued warrants to an employee entitling the holder to purchase up to 1,000,000 shares of Common Stock at $1.05 per share. The warrants may vest and expire annually through 2003 pursuant to a schedule based on the anniversary dates of an employment agreement and the Company achieving annual plan goals. During 1997, 100,000 shares were exercised at $1.05 per share. As of December 31, 1998, there are 200,000 exercisable warrants.

     A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's Common Stock at an option price equal to the Common Stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of December 31, 1998.

     The Company applies Accounting Principals Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Based on an estimated volatility of 75%, a weighted average life of 4.9 years (one year in 1997), and a discount rate of 6%, compensation cost, under the method of determination per SFAS 123, would have been approximately $40,000 and $25,000 higher than reported in the consolidated statement of operations, resulting in a net loss of $1,127,000 and $361,000 (net of taxes) and a loss per share, basic and diluted, of $0.34 and $0.04, for the years ended December 31, 1998 and 1997, respectively.

9.   BENEFIT PLANS

     The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $28,561 and $36,248 in 1998 and 1997, respectively.

     The Company has a profit sharing stock retirement plan (the "Plan") covering U.S. employees. The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. During 1997, the Company accrued $120,000 for its contribution to the Plan, which represented 200,000 shares of common stock. No amounts were awarded under the Plan in 1998.

10.  INCOME TAXES

     For the years ended December 31, 1997 and 1996, the components of income tax (benefit) expense are as follows:

                                                      1998            1997
     Current                                      $ (10,394)       $(225,528)
     Deferred                                        10,394            8,358
                                                  ---------        ---------
     Total income tax (benefit) expense           $       0        $(217,170)
                                                  =========        =========


     The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings as follows:

                                                      1998            1997
     Income tax benefit at statutory rate         $(398,192)       $(190,999)
     Non-deductible foreign losses                   51,963           76,177
     Non-deductible amortization                     15,980           15,854
     Non-deductible meals and entertainment          15,161           12,391
     Adjustment to non-deductible capital loss
       on sale of subsidiary                                        (106,350)
     Valuation allowance                            269,900
     Other - net                                     45,188          (24,243)
                                                  ---------        ---------
     Total income tax benefit                     $       0        $(217,170)
                                                  =========        =========

     The Company has approximately $1,240,000 of operating loss carryforwards available at December 31, 1998. The carryforwards expire beginning in 2002.

     Included in loss before taxes are losses of $153,000 and $224,000 in 1998 and 1997, respectively, from a subsidiary with operations in Europe.

     At December 31, 1998 and 1997 the Company had recorded a net deferred tax asset as follows:

                                                                   1998             1997
     Assets:
          Current:
               Collection allowance                             $  34,000        $  10,200
               Items not currently deductible and other                             74,711
          Long-term:
               Loss carryforward                                  421,000           72,447
               Other                                                8,600           18,449
               Valuation allowance                               (269,900)
                                                                ---------        ---------
                    Total assets                                  193,700          175,807
                                                                ---------        ---------
     Liabilities - long-term:
          Depreciation and amortization                           (52,700)         (55,946)
          Deferred loan servicing                                (141,000)        (109,467)
                                                                ---------        ---------
                    Total liabilities                            (193,700)        (165,413)
                                                                ---------        ---------
     Net deferred tax asset                                     $       0        $  10,394
                                                                =========        =========

11.  CONTINGENCIES

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

     LOAN LOSSES - The Company has a loss sharing agreement related to the DUS program administered by FNMA. Losses from FNMA DUS program mortgage loan defaults are shared between the Company and FNMA. The Company's maximum loss exposure under the FNMA DUS program was approximately $19 million and $27 million at December 31, 1998 and 1997, respectively. The Company's FNMA DUS program loan servicing portfolio was approximately $95 million and $129 million at December 31, 1998 and 1997, respectively, for loans on properties located primarily in the Midwest which mature between 1999 and 2006. Under the terms of the program, the Company is responsible for the first portion of loss on any co-insured loan, with the percentage determined by the loan program. Individual loans have letters of credit in favor of FNMA, which may be drawn upon to cover collateral deficiencies. At December 31, 1998 and 1997, approximately $2.5 million and $3.1 million in letters of credit were available. The Company maintains restricted cash accounts, all approximately $2.3 million and $2.7 million at December 31, 1998 and 1997, respectively, related to the letters of credit. The Company has recorded an allowance for loan losses for its anticipated losses from its FNMA DUS program mortgage loans of $576,000 and $1,250,000 at December 31, 1998 and 1997, respectively.

12.  MORTGAGE SERVICING FOR OTHERS

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $1,234 million and $973 million at December 31, 1998 and 1997, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $102 million and $145 million at December 31, 1998 and 1997, respectively.

     Mortgage servicing rights of $243,340 and $800,749 were capitalized in 1998 and 1997, respectively. Amortization of mortgage servicing rights was $235,293 and $81,555 in 1998 and 1997, respectively.

13.  SEGMENT INFORMATION

     The Company's management has recognized three primary business segments, domestic asset management, domestic mortgage origination, and European operations. The segments were created in July 1997 in connection with a restructuring of the Company. They are managed separately because each requires different marketing and operating strategies. The domestic asset management segment provides special servicing and loan servicing for private sector clients. The domestic mortgage origination sector originated commercial loans through its conduit funding arrangement. During 1998, because of adverse changes in the commercial mortgage backed securities capital markets, the Company's conduit program funding sponsor gave notice that it was indefinitely suspending its conduit program. Effective December 31, 1998 the Company and the conduit program funding sponsor terminated the Company's correspondent lending relationship and the Company ceased its commercial lending operations. The European operation segment provides asset management and consulting services through its joint venture affiliate. Prior to July 1997, the Company did not prepare internal financial records on a segment basis, and therefore, segment information for 1997 is not available.

     The accounting policies for the business segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. The Company evaluates performance based on operating earnings of the respective business units.

     Summarized financial information concerning the Company's reportable segments for 1998 is shown in the following table:


                             DOMESTIC        DOMESTIC
                              ASSET          MORTGAGE        EUROPEAN
                            MANAGEMENT      ORIGINATION     OPERATIONS      OTHER           TOTAL


     Revenues               $ 5,294,608      $ 622,715      $1,065,393                  $ 6,982,716
     (Loss) earnings
     before income tax          225,668       (629,653)       (108,182)   $(658,986)     (1,171,153)
     Interest income            783,376         10,062           3,086                      796,524
     Interest expense           185,626         46,017          54,426                      286,069
     Equity in earnings
     of partnerships
     and joint ventures          33,688                        242,900                      276,588
     Amortization and
     depreciation               478,421         86,625          29,632                      594,678
     Assets                  10,703,444                      3,718,579                   14,448,993


     The amount in "Other" in the table above represents the net abandoned offering expense, abandoned acquisition credit and the restructuring credit which could not be allocated to any identified business segment.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The company currently has seven directors, two of which are also executive officers of the company. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified.

Harold E. Cooke and Jay N. Rollins have entered into employment contracts with the company. All other officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors. In addition, Crown has entered into agreements with John S. Koczela and Grace Jenkins calling for payments to those individuals under certain circumstances in the event of a change of control of the company.

The directors and executive officers of the company as of March 16, 1999 are as follows:

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------
Ronald E. Roark            48               Chairman, Chief Executive Officer and Director
Harold E. Cooke            48               President, Chief Operating Officer and Director
John Everets               52               Director
Gordon V. Smith            66               Director
Raymond J. Harbert         40               Director
Michael D. Luce            46               Director
Scott Mannes               40               Director
Grace Jenkins              46               Executive Vice President
Jay N. Rollins             38               Executive Vice President
John S. Koczela            47               Executive Vice President
Richard A. Brock           49               Senior Vice President, Treasurer and
                                               Chief Financial Officer
Stephen W. Brown           48               Secretary

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of March 16, 1999.

RONALD E. ROARK has served as Chairman of the Board of Directors of the company since August 4, 1994 and as Chief Executive Officer of the Company since September 13, 1994. He served as Acting President and Chief Operating Officer from August 31, 1996 to April 21, 1997. Since, June, 1991, he has served as President of Crown. Since 1979, he has been

President of REE, Inc. and R.E. Roark Companies. In May 1993, an affiliate of his acquired control of a majority interest in Ohio Financial Service Corporation and he became Chairman of its Board of Directors.

HAROLD E. COOKE has served as President and Chief Operating Officer of Crown since April 22, 1997 and as a director since April 13, 1998. Prior to joining Crown, he served as a senior vice president of the Real Estate Financing Group of the investment banking firm of Donaldson, Lufkin & Jenrette from January 1996 to April 21, 1997. From 1980 until December 1995, he worked for the investment banking firm of Credit Suisse First Boston as Director of Public Finance, Chief Financial Officer and Director of Commercial Mortgage Corporation as well as Vice President of the Mortgage Finance Department.

JOHN EVERETS has served as a director of the company since September 13, 1994. He has been Chairman of the Board and Chief Executive Officer of HPSC, Inc. since July 1993 and a director of the company since 1983. From January 1990 to July 1993, he was Chairman of the Board of T.O. Richardson Co., Inc. Mr. Everets also served as Chairman of the Connecticut Development Authority from 1991 to July 1994. Mr. Everets is a director of Dairy Mart Convenience Stores, Inc. and the Eastern Company.

GORDON V. SMITH has served as a director of Crown since October 1, 1996. He has been Chairman of the Board of Miller and Smith Holding, Inc. since 1964. From 1985 to 1994, he served as Chairman and Chief Executive Officer of Providence Savings and Loan Association, F.A. He served as Chairman of Eastern from 1993 until October 1, 1996. Mr. Smith has served as a director of Bank Plus since 1996.

RAYMOND J. HARBERT has served as a director of Crown since March 7, 1997, serving as one of Harbert's designees on the Board of Directors. Mr. Harbert has been President and Chief Executive Officer of Harbert Corporation and Harbert since July 1990. Prior to that time, he served as Vice President of Harbert Corporation and as President of Harbert Properties Corporation.

MICHAEL D. LUCE has served as a director of Crown since March 7, 1997, serving as one of Harbert's designees on the Board of Directors. Since 1995, Mr. Luce has served as Executive Vice President and Chief Financial Officer of Harbert Corporation and Harbert. Mr. Luce also serves as President of The Seque Group, Inc. Until 1995, he served as Senior Managing Director of the Investment Banking Department of Bear, Stearns & Co.

SCOTT MANNES has served as a director of the company since March 3, 1998, serving as Conti's designee on the Board of Directors. Mr. Mannes has been Executive Vice President of Conti since July 1997, prior to which he had been Senior Vice President since October 1995. He joined ContiFinancial Services Corporation in September 1990 and was appointed Managing Director in August 1992. He was appointed Co-President of ContiFinancial Services in July 1997.

GRACE JENKINS has served as Executive Vice President of Crown since March 6, 1997. She served as a Vice President of the Company from September 13, 1994 to that date. She has been a Vice President of Crown since September 1993. Since November 1991, she has served Crown in various capacities related to administration and management information systems.

JAY N. ROLLINS has served as Executive Vice President of Crown since October 1, 1996. Mr. Rollins has served as President of Eastern since 1993. From 1989 until 1993, he was Director of Finance at NVR, L.P.

JOHN S. KOCZELA has served as Executive Vice President of the company since March 6, 1997 and as Managing Director of Crown NorthCorp Euro A/S since its founding in July 1996. From November 1990 until February 1996, he served as Principal and Managing Director, New Business Development, for JCF Partners.

RICHARD A. BROCK has served as Senior Vice President and Chief Financial Officer since March 6, 1997. He as served as Treasurer since September 13, 1994, from which date he also served as Vice President and Acting Chief Financial Officer. Since January 1991, he has served as Acting Chief Financial Officer of Crown Revenue and, since January 1992, has been a vice president. From 1984 to January 1991, Mr. Brock was corporate director of investment management for Cardinal Industries, Inc.

STEPHEN W. BROWN has served as Secretary of Crown since September 13, 1994 and as Corporate Counsel since August 1996. Since March 1992, he has served Crown in various asset management capacities and as a legal counsel. From December 1990 until February 1992, he worked for the RTC in resolving the affairs of Mid-America Federal Savings and Loan Association.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer and each of the four most highly compensated executive officers other than the Chief Executive Officer.

                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
Ronald E. Roark,                  1998             $300,000               $0                 $10,000
Chairman and                      1997             $300,000               $0                 $10,000
CEO (1)                           1996             $300,000            $200,000              $10,000

Harold E. Cooke,                  1998             $227,400            $150,000              $10,000
President and                     1997             $196,324               $0                 $10,000
COO (2)                           1996                $0                  $0                   $0

Jay N. Rollins,                   1998             $116,265             $65,625              $10,000
Executive Vice                    1997             $125,000             $27,228              $10,000
President (3)                     1996             $100,744             $93,299              $10,000

                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
John S. Koczela,                  1998             $184,807             $20,000              $61,701
Executive Vice                    1997             $125,000             $30,000              $44,411
President (4)                     1996              $65,924             $15,821                $0

Dean W. Melchi,                   1998             $109,999             $20,000              $2,799
Vice President (5)                1997             $110,000             $11,028                $0
                                  1996              $86,852               $0                   $0

William R. Stanley (6)            1998              $80,868             $41,622              $1,153
                                  1997             $115,341               $0                 $1,164
                                  1996             $102,333               $0                   $0

(1) Mr. Roark has served as Chairman and CEO of the company since August 4, 1994 and September 13, 1994 respectively. The company pays family medical coverage premiums, an automobile allowance and disability insurance premiums on his behalf.

(2) Mr. Cooke has served as President and COO of the company since April 22, 1997. The company and Mr. Cooke have entered into an employment agreement effective April 22, 1997 and terminating April 21, 2002 providing for an annual salary of $250,000 plus additional, performance-based bonuses. The agreement grants Mr. Cooke warrants to purchase up to 1,000,000 shares of common stock at $1.05 per share. These warrants vest and expire annually through April 21, 2003 pursuant to a schedule based upon anniversary dates of the employment agreement and the company achieving annual plan goals. The company pays family medical coverage premiums on his behalf.

(3) Mr. Rollins was elected Executive Vice President of Crown upon the Eastern acquisition October 1, 1996. The information for Mr. Rollins prior to that date is for Eastern. The company and Mr. Rollins have entered into an employment agreement effective October 1, 1996 that, as amended, terminates December 31, 1999. The agreement provides for an annual salary of $125,000, additional performance-based bonuses and warrants to purchase up to 125,000 shares of common stock at $1.00 per share. A $500 monthly car allowance and family medical coverage premiums are paid on his behalf by the company.

(4) Mr. Koczela has served as Executive Vice President of Crown since March 6, 1997 and administers the company's European Operations. In that capacity, for an approximately two-year period ending in July 1998, Mr. Koczela resided in Copenhagen, Denmark. The company and Mr. Koczela have entered into an agreement effective December 18, 1998 providing for an annual salary to Mr. Koczela of $200,000, certain performance-based bonuses, warrants to purchase 25,000 shares of common stock at $1.4375 per share and for continued salary payments for up to one year in the event of a change of control of Crown.

(5) Mr. Melchi served as Vice President of Crown from March 6, 1997 until his resignation January 31, 1999.

(6) Mr. Stanley served as Vice President of the company effective November 8, 1996 and as Senior Vice President, effective March 6, 1997, until his resignation September 4, 1998.

Each director who is not an employee of Crown is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended, plus expenses. The company makes retainer and attendance payments to directors quarterly in the form of common stock based on the closing price of the common stock on the last day of a quarter.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information regarding the common stock as of March 16, 1999 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                                    NUMBER OF SHARES              APPROXIMATE
                      NAME                                          OF COMMON STOCK             PERCENT OF CLASS
                      ----                                          ---------------             ----------------
Harbert Equity Fund I, L.L.C.(1)                                        4,839,256                     30.0%
Ronald E. Roark (2)(3)                                                  4,229,300                     26.2%
Tucker Holding Company, Ltd. (2)                                        4,207,500                     26.0%
ContiWest Corporation (4)                                               1,009,632                      6.2%
Asdale Limited (5)                                                      1,176,924                      7.3%
The Gordon V. and Helen C. Smith Foundation (6)                           948,055                      5.9%
Gordon V. Smith (6)                                                       948,055                      5.9%
John Everets (7)                                                           15,248                      (15)
Raymond J. Harbert (1)(8)                                               4,839,256                     30.0%
Michael D. Luce (1)(8)                                                  4,839,256                     30.0%
Scott Mannes (4)(9)                                                     1,009,632                      6.2%
Harold E. Cooke (10)                                                      400,000                     2.5%
Jay N. Rollins (11)                                                       251,326                     1.6%
John S. Koczela (12)                                                       58,000                      (15)
Dean W. Melchi (13)                                                         7,075                      (15)
William R. Stanley (14)                                                    ----                        (15)
All directors and executive officers as a group                        11,750,817                     72.8%
(11 persons)

(1) The mailing address for the Harbert Fund is c/o Harbert, One Riverchase Parkway South, Birmingham, Alabama 35244. The Harbert Fund holds 1,365,746 shares of common stock and one share of Series AA Preferred, which is convertible into 3,473,510 shares of common stock. The Series AA Preferred provides that, since certain trigger events did not occur by June 30, 1998, Harbert has the right to designate a majority of the company's Board of Directors until such time as the trigger events do occur. The trigger events have not yet occurred and the company does not anticipate being able to cause these events to occur in the foreseeable future. Under these circumstances, Harbert may be deemed to control the company.

(2) Tucker Holding Company, Ltd. holds 4,207,500 shares of common stock. Until January 27, 1997, Mr. Roark held an 80% ownership interest in Tucker and Louis J. Castelli, formerly the President and Chief Operating Officer of the company, held a 20% ownership interest. On that date, Messrs. Roark and Castelli entered into a securities purchase agreement whereby Mr. Roark agreed to purchase Mr. Castelli's remaining ownership interest in Tucker for a total of $400,000. The remaining balance of $125,000 is due in two equal annual installments on or before September 1, 2000. Tucker has pledged 260,864 shares of common stock to secure the remaining obligations under this agreement.

(3) Includes (a) 4,207,500 shares held by Tucker, (b) 4,600 shares held by his wife and 17,200 shares held by Trident Air services, Inc., of which Mr. Roark is president.

(4) The mailing address for ContiWest is c/o Conti, 277 Park Ave., 38th Floor, New York, New York 10172. ContiWest holds 9,632 shares of common stock and one share of the Series BB Preferred, which is convertible into 1,000,000 shares of common stock.

(5) The mailing address for Asdale Limited is 44 Lowndes Street, London SW1X 9HX, England.

(6) The mailing address for The Gordon V. and Helen C. Smith Foundation and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 327,290 shares of common stock and warrants to acquire 82,088 shares of common stock at an exercise price of $.75 per share on or before October 1, 1999. The Smith Foundation holds 538,677 shares of common stock. Mr. Smith, as President of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(7) The mailing address for Mr. Everets is c/o HPSC, Inc., 60 State Street, 35th Floor, Boston, Massachusetts 02109.

(8) The mailing address for Messrs. Harbert and Luce is c/o Harbert, One Riverchase Parkway South, Birmingham, Alabama 35244. Messrs. Harbert and Luce, as executive officers of Harbert, Manager of Harbert Fund, may be deemed the beneficial owners of such shares. Messrs. Harbert and Luce disclaim such beneficial ownership.

(9) The mailing address for Mr. Mannes is c/o Conti, 277 Park Avenue, 38th Floor, New York, New York 10172. Mr. Mannes, as an executive officer of Conti, may be deemed the beneficial owner of such shares. Mr. Mannes disclaims such beneficial ownership.

(10) Mr. Cooke holds 100,000 shares of common stock, warrants to acquire 200,000 shares of common stock at an exercise price of $1.05 and, after April 22, 1999, warrants to acquire an additional 100,000 shares of common stock at the same price. Warrants with respect to 200,000 shares expire on April 22, 2002; warrants with respect to 100,000 shares expire on April 22, 2003.

(11) Mr. Rollins holds 93,510 shares of common stock, warrants to acquire 22,816.08 shares of common stock at an exercise price of $.75 per share on or before October 1, 1999, warrants to acquire 10,000 shares of common stock at an exercise price of $.63 per share on or before December 31, 2003 and warrants to acquire 125,000 shares of the common stock at an exercise price of $1 per share. These latter warrants expire ratably over a three-year period ending September 30, 2001.

(12) Mr. Koczela holds 23,000 shares of common stock, warrants to acquire 10,000 shares of common stock at an exercise price of $.63 per share on or before December 31, 2003 and warrants to acquire 25,000 shares of common stock at a price of $1.4375 per share on or before November 30, 2003.

(13) The mailing address for Mr. Melchi is 1667 Oakhill Road, Columbus, Ohio 43220.

(14) The mailing address for Mr. Stanley is 2875 Factor Walk Boulevard, Suwanee, Georgia 30024.

(15)     Less than 1%.

VOTING AGREEMENTS

Mr. Roark and Tucker (collectively, the "Tucker Parties") and the Harbert Fund have entered into a voting agreement dated as of March 7, 1997, as amended (the "Harbert Voting Agreement"). For a period of up to five years, the Tucker Parties agree to vote all shares of common stock beneficially owned by them for such nominees for election as directors of the company as the Harbert Fund is entitled to designate for nomination. Similarly, the Harbert Fund agrees to vote all shares of common stock beneficially owned by it for the election of Mr. Roark as a director of the company. Since certain trigger events did not occur on or before June 30, 1998, the Tucker Parties have agreed to vote all shares of common stock beneficially owned by them as the Harbert Fund directs on any matters submitted to the stockholders of the company until such time as the trigger events occur. The trigger events have not yet occurred and the company does not anticipate being able to cause these events to occur in the foreseeable future. Also pursuant to the Harbert Voting Agreement, for so long as the Series AA Preferred is outstanding, the Tucker Parties have agreed to certain voting and disposition restrictions on the common stock they hold. Under these restrictions, the Tucker Parties will not vote their common stock in favor of a transaction which would lead to a person who is not a Permitted Control Person acquiring control of the company. The Tucker Parties also will not sell their common stock to a person who is not a Permitted Control Person. A "Permitted Control Person," as defined in the Harbert Voting Agreement, includes the Tucker Parties and their affiliates, the Harbert Fund and its affiliates and such other parties as the Tucker Parties and the Harbert Fund may designate from time to time. The Tucker Parties and the Harbert Fund have designated Conti and its affiliates as a Permitted Control Person. Under the terms of the Harbert Voting Agreement, the Harbert Fund, Conti and their respective affiliates may be deemed to control the company.

ContiWest, the Tucker Parties and the Harbert Fund have entered into a voting agreement whereby, for so long as ContiWest is entitle to designate a nominee for election as a director of the company, each of ContiWest, the Tucker Parties and the Harbert Fund agrees to vote all shares of common stock beneficially owned by them for the election of each other's nominees for election as directors.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998, Crown invested approximately $2.5 million in exchange for a 14.23% ownership interest in HMR Sweden, an affiliate of Harbert. Crown funded its investment through a combination of cash on hand and a loan of approximately $1 million from another affiliate of Harbert. See "Item 2 - Description of Property."

The company conducts some of its operations through joint ventures and partnerships and provides services to certain of those entities.

See "Note 7 - Related Party Transactions - to Consolidated Financial
Statements."

During 1997, the company performed servicing, consulting and accounting services for various companies affiliated with Mr. Roark. The company generated revenues of approximately $7,000 in 1997 from these services. Also during 1997, the company paid approximately $27,000 to affiliates of Mr. Roark for miscellaneous services.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

a)       The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit                                              Method of Filing
------   -------                                              ----------------
3.3      Restated Certificate of Incorporation                Incorporated by reference to Crown
                                                              NorthCorp, Inc.'s Form 8-K filed
                                                              June 6, 1995.

3.4      Bylaws                                               Incorporated by reference to Crown
                                                              NorthCorp, Inc.'s Form 10-KSB filed
                                                              March 29, 1996.

4.1      Certificate of Designation for Series A              Incorporated by reference to Crown
         Convertible Preferred Stock, par value               NorthCorp, Inc.'s Form 10-QSB filed
         $.01 per share, of Crown NorthCorp, Inc.             November 14, 1996.

4.2      Certificate of Designation for Series B              Incorporated by reference to Crown
         Preferred Stock, par value $.01 per share,           NorthCorp, Inc.'s Form 8-K filed of
         Crown NorthCorp, Inc.                                January 24, 1997.

4.3      Certificate of Designation for Series C              Incorporated by reference to Crown
         Convertible Preferred Stock, par value               NorthCorp, Inc.'s Form 8-K filed
         $.01 per share, of Crown NorthCorp, Inc.             January 24, 1997.

4.4      Certificate of Designation for Series AA             Incorporated by reference to Crown
         Convertible Stock, par value $.01 per                NorthCorp, Inc.'s Form 8-K filed
         share, of Crown NorthCorp, Inc.                      February 20, 1998.

4.5      Certificate of Designation for Series BB             Incorporated by reference to Crown
         Convertible Preferred Stock, par value               NorthCorp, Inc.'s Form 10-KSB filed
         $.01 per share, of Crown NorthCorp, Inc.             March 30, 1998.

10.73    Stock Purchase Agreement dated March                 Incorporated by reference to Crown
         21, 1998 between Strategic Realty                    NorthCorp, Inc.'s Form 10-QSB filed
         Capital Corp. and CNC Holding Corp.                  May 14, 1998.

10.74    Registration Rights Agreement dated                  Incorporated by reference to Crown
         March 22, 1998 by and among CNC                      NorthCorp, Inc.'s Form 10-QSB filed
         Holding Corp., ContiWest Corporation,                May 14, 1998.
         MarRay Investment, LLC and Strategic
         Realty Capital Corp.

10.75    Payment of Fees Agreement dated August              Incorporated by reference to Crown
         27, 1998 between Crown NorthCorp Euro               NorthCorp, Inc.'s Form 10-QSB filed
         A/S and Harbert Management                          November 16, 1998.
         Corporation.

10.76    Purchase Option Agreement dated August              Incorporated by reference to Crown
         27, 1998 among Crown NorthCorp, Inc.,               NorthCorp, Inc.'s Form 10-QSB filed
         Harbert Management Corporation and                  November 16, 1998.
         MarRay Investment, LLC.

10.77    Convertible Secured Promissory Note                 Incorporated by reference to Crown
         dated August 27, 1998 executed by                   NorthCorp, Inc.'s Form 10-QSB filed
         Crown NorthCorp, Inc., payable to the               November 16, 1998.
         order of MarRay Investment, LLC.

10.78    Pledge Agreement dated August 27,                   Incorporated by reference to Crown
         1998 between Crown NorthCorp, Inc.                  NorthCorp, Inc.'s Form 10-QSB filed
         and MarRay Investment, LLC.                         November 16, 1998.

21.3     Subsidiaries of Crown NorthCorp, Inc.               Filed herewith.

27       Financial Data Schedule                             Filed herewith.

b)       Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Crown NorthCorp, Inc.


Date:    March 25, 1999               By:   /s/ Ronald E. Roark
                                         --------------------------------------
                                            Ronald E. Roark
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 25, 1999                 By:   /s/ Ronald E. Roark
                                         --------------------------------------
                                            Ronald E. Roark
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  March 25, 1999                 By:   /s/ Harold E. Cooke
                                         --------------------------------------
                                            Harold E. Cooke
                                            President, Chief Operating Officer
                                            and Director


Date:  March 25, 1999                 By:   /s/ Richard A. Brock
                                         --------------------------------------
                                            Richard A. Brock
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)


Date:  March 25, 1999                 By:   /s/ Ray L. Druseikis
                                         --------------------------------------
                                            Ray L. Druseikis
                                            Controller
                                            (Principal Accounting Officer)

Date:  March 25, 1999                 By:   /s/ Stephen W. Brown
                                         --------------------------------------
                                            Stephen W. Brown
                                            Secretary


Date:  March 29, 1999                 By:   /s/ John Everets
                                         --------------------------------------
                                            John Everets
                                            Director


Date:  March 25, 1999                 By:   /s/ Gordon V. Smith
                                         --------------------------------------
                                            Gordon V. Smith
                                            Director


Date:  March 25, 1999                 By:   /s/ Raymond J. Harbert
                                         --------------------------------------
                                            Raymond J. Harbert
                                            Director


Date:  March 25, 1999                 By:   /s/ Michael D. Luce
                                         --------------------------------------
                                            Michael D. Luce
                                            Director


Date:  March 26, 1999                 By:   /s/ Scott Mannes
                                            Scott Mannes
                                         --------------------------------------
                                            Director

                                INDEX TO EXHIBITS

3.3      Restated Certificate of Incorporation. (1)

3.4      Bylaws. (2)

4.1 Certificate of Designation for Series A Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)

4.2 Certificate of Designation for Series B Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (4)

4.3 Certificate of Designation for Series C Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (4)

4.4 Certificate of Designation for Series AA Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (5)

4.5 Certificate of Designation for Series BB Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (6)

10.73 Stock Purchase Agreement dated March 21, 1998 between Strategic Realty Capital Corp. and CNC Holding Corp. (7)

10.74 Registration Rights Agreement dated as of March 22, 1998 by and among CNC Holding Corp., ContiWest Corporation, MarRay Investment, LLC and Strategic Realty Capital Corp. (7)

10.75 Payment of Fees Agreement dated August 27, 1998 between Crown NorthCorp Euro A/S and Harbert Management Corporation. (8)

10.76 Purchase Option Agreement dated August 27, 1998 among Crown NorthCorp, Inc., Harbert Management Corporation and MarRay Investment, LLC. (8)

10.77 Convertible Secured Promissory Note dated August 27, 1998 executed by Crown NorthCorp, Inc., payable to the order of MarRay Investment, LLC.
         (8)

10.78 Pledge Agreement dated August 27, 1998 between Crown NorthCorp, Inc. and MarRay Investment, LLC. (8)

21.3     Subsidiaries of Crown NorthCorp, Inc. (9)

27       Financial Data Schedule (9)

---------------------------
(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed June 6, 1995.
(2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 29, 1996.
(3) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed November 14, 1996.
(4) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed January 24, 1997.
(5) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed February 20, 1998.
(6) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 30, 1998.
(7) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed May 14, 1998.
(8) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed November 16, 1998.
(9)      Filed herewith.