Form 10QSB
period 1999-03-31
CROWN NORTHCORP INC
filed 1999-05-17
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 1999
                                                  --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

            For transition period from ____________ to ____________

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of April 30, 1999, the issuer had 11,090,210 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

                  PART I                                                                     PAGES
                                                                                             -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1999
           and December 31, 1998 ...........................................................   1

           Condensed Consolidated Statements of Operations for the first quarter
           and the three months ended March 31, 1999 and 1998...............................   2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998.......................................   3

           Notes to Condensed Consolidated Financial Statements-
           March 31, 1999 and 1998..........................................................   4

Item 2.    Management's Discussion and Analysis.............................................   9

                  PART II

Item 1.    Legal Proceeding.................................................................   16

Item 2.    Changes in  Securities...........................................................   16

Item 3.    Defaults Upon Senior Securities..................................................   16

Item 4.    Submission of Matters to a Vote of Security Holders..............................   16

Item 5.    Other Information................................................................   16

Item 6.    Exhibits and Reports on Form 8-K.................................................   16

           (a)    Exhibits .................................................................   16

           (b)    Reports on Form 8-K.......................................................   16


Signature...................................................................................   17


Exhibit Index...............................................................................   18

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------------------------------
ASSETS                                                         1999                   1998
                                                               ----                   ----
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,192,725           $  1,942,068
  Accounts receivable - net                                  1,507,776              1,570,392
  Prepaid expenses and other assets                            146,060                123,792
                                                          ------------           ------------

            Total current assets                             2,846,561              3,636,252

PROPERTY AND EQUIPMENT - Net                                 1,681,573              1,696,210

RESTRICTED CASH                                              4,153,488              4,206,106

OTHER ASSETS - net                                           5,182,141              4,910,425
                                                          ------------           ------------

TOTAL                                                     $ 13,863,763           $ 14,448,993
                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                       $  1,166,424           $  1,594,832
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion             3,015,914              2,935,950
  Allowance for loan losses & other                            769,640                610,000
                                                          ------------           ------------
            Total long-term obligations                      3,785,554              3,545,950

REDEEMABLE PREFERRED STOCK                                   1,400,000              1,400,000

SHAREHOLDERS' EQUITY:
  Common stock                                                 110,904                110,651
  Convertible preferred stock:
    Series AA                                                                              --
    Series BB                                                                              --
  Additional paid-in capital                                10,020,187              9,993,864
  Accumulated deficit                                       (2,618,979)            (2,195,977)
  Treasury stock, at cost                                         (327)                  (327)
                                                          ------------           ------------

            Total shareholders' equity                       7,511,785              7,908,211
                                                          ------------           ------------

TOTAL                                                     $ 13,863,763           $ 14,448,993
                                                          ============           ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------
                                                  1999                   1998
                                                  ----                   ----
REVENUES:
  Management fees                            $    854,395           $    533,516
  Disposition and incentive fees                   32,373              1,055,287
  Other                                           487,444                303,447
                                             ------------           ------------
            Total revenues                      1,374,212              1,892,250
                                             ------------           ------------

EXPENSES:
  Personnel                                     1,169,844              1,539,426
  Occupancy, insurance and other                  469,122                169,301
  Interest                                         66,781                 71,657
  Depreciation and amortization                    91,467                 88,696
                                             ------------           ------------
            Total expenses                      1,797,214              1,869,080
                                             ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                (423,002)                23,170

INCOME TAX (BENEFIT)                                   --                 19,400
                                             ------------           ------------

NET INCOME (LOSS)                            $   (423,002)          $      3,770
                                             ============           ============


LOSS PER SHARE - BASIC AND DILUTED           $      (0.04)          $      (0.23)
                                             ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING            11,084,396             10,855,333
                                             ============           ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1999                1998
                                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                              $  (423,002)          $     3,770
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                    135,582               112,688
    Decrease in reserve for loan losses                                                                                   (200,000)
    Accrued abandonment cost settlement                                                                                   (100,000)
    Other - net                                                                                     (100,570)
    Change in operating assets and liabilities:
      Accounts receivable                                                                             62,616               (43,757)
      Prepaid expenses and other assets                                                              (22,268)               28,311
      Accounts payable and accrued expenses                                                         (214,377)             (432,590)
                                                                                                 -----------           -----------

            Net cash used in operating activities                                                   (562,019)             (631,578)
                                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                 (28,502)              (99,841)
  Other                                                                                              (24,757)                3,800
                                                                                                 -----------           -----------

            Net cash used in investing activities                                                    (53,259)              (96,041)
                                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                        125,000             1,031,000
  Principal payments on notes payable                                                               (259,065)             (795,730)
  Proceeds from issuance of common stock                                                                                   126,000
  Proceeds from issuance of preferred stock                                                                              5,604,579
  Increase in long term contract receivable                                                               --              (600,000)
                                                                                                 -----------           -----------

            Net cash provided (used) by financing activities                                        (134,065)            5,365,849
                                                                                                 -----------           -----------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                                                  (749,343)            4,638,230

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                  1,942,068               735,940
                                                                                                 -----------           -----------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                      $ 1,192,725           $ 5,374,170
                                                                                                 ===========           ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                          $    52,299           $    63,163
                                                                                                 ===========           ===========


See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1.       General and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1998. Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

2.       Loss Per Common Share

         The loss per share for the three months ended March 31, 1999 and 1998 is computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. The company's 1998 Series AA and Series BB Preferred Stock issuances contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discount of $2,497,268 was recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. The 1998 net loss available to common shareholders was $2,493,498 ($0.23 per share). As the company had a net loss applicable to common stock for the three months ended March 31, 1999 and 1998, there are no potential common shares to be included in the computation of the diluted per-share amount.

3.       Receivables

         Receivables consist of the following at March 31, 1999 and December 31, 1998:


                                                            1999               1998
                                                            ----               ----
         Trade                                          $  968,960          $1,252,534
         Affiliates                                        321,660             408,026
         Shareholders                                      265,063
         Employees                                          52,093               9,832
                                                        ----------          ----------
           Total                                         1,607,776           1,670,392
         Less: Allowance for doubtful accounts             100,000             100,000
                                                        ----------          ----------
           Receivables-net                              $1,507,776          $1,570,392
                                                        ==========          ==========

         The affiliate receivable is for management fees and expense reimbursements from a venture in which the company has a 50% investment interest. Management fees billed to the affiliate during the first quarter of 1999 were approximately $121,300. The shareholders receivable is for contractual asset management services performed under standard terms and due currently. Management fees billed to the shareholder during the first quarter of 1999 were approximately $332,100.

4.     Property and Equipment

         Property and equipment consists of the following at March 31, 1999 and December 31, 1998:

                                                            1999               1998
                                                            ----               ----
         Land                                           $   271,845         $   271,845
         Building and improvements                        1,137,112           1,137,112
         Furniture and equipment                          1,305,379           1,276,877
                                                        -----------         -----------
           Total property and equipment                   2,714,336           2,685,834
         Less accumulated depreciation                   (1,032,763)           (989,624)
                                                        -----------         -----------
         Property and equipment - net                   $ 1,681,573         $ 1,696,210
                                                        ===========         ===========

         On April 19, 1999, the company entered into a contract calling for the sale of the office building that serves as its headquarters and the leaseback of space in that building (see Note 9).

5.       Stockholders' Equity

         In March 1997, the company entered into a stock purchase agreement with an affiliate of the Harbert Management Corporation to invest up to $5 million in the company's common stock. Harbert invested $1 million in the company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the company and Harbert entered into an amendment to the agreement pursuant to which Harbert agreed to purchase one share of the company's Series AA Non-Voting Convertible Preferred Stock on the terms and conditions set forth in the amendment. Harbert is entitled to a non-cumulative dividend at the rate of 5% per annum plus, in the event of liquidation, a 12% cumulative dividend on the liquidation preference of $3,647,185, each from January 26, 1998, the date the transaction was consummated. The holder of the Series AA Preferred has the option to convert it into 3,473,510 shares of common stock at any time. The quoted price per common share of the company at the date of issuance of the Series AA Preferred was $1.625, resulting in an effective dividend upon issuance of $1,997,268. Crown has the option to convert the Series AA Preferred upon the occurrence of certain stipulated events. The Series AA Preferred provides that if these stipulated events did not occur as of June 30, 1998, then Harbert has the right to designate a majority of Crown's Board of Directors until such time that they do occur. The stipulated events have not yet occurred and Harbert has not given notice of its intent to exercise its right to designate a majority of the directors.

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

7.       Statements of Financial Accounting Standards

         In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company will be required to implement the provisions of this statement beginning January 1, 2000. The company does not anticipate that adoption of this statement will materially impact its financial position, results of operations or cash flows.

8.       Segment Information

         There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported at December 31, 1998.

         Segment information at March 31, 1999 and 1998 is as follows:

                                                       1999                  1998
                                                       ----                  ----
         Revenues:
           Asset management                        $ 1,124,882           $ 1,762,654
           Mortgage origination                        113,965
           European operations                         249,330                15,631
                                                   -----------           -----------
             Total                                 $ 1,374,212           $ 1,892,250
                                                   ===========           ===========

         Income (loss) before income tax:
           Asset management                        $  (308,958)          $   531,273
           Mortgage origination                       (133,389)             (164,230)
           European operations                          19,345              (343,873)
                                                   -----------           -----------
             Total                                 $  (423,002)          $    23,170
                                                   ===========           ===========

         There have been no material changes in each segment's total assets from the amount disclosed at December 31, 1998.

9.       Subsequent Events

         On April 19, 1999, the company entered into a contract calling for the sale of its headquarters office building for approximately $1,600,000 cash. The contract is subject to satisfaction of contingencies and calls for closing on or before June 1, 1999. The contract also calls for execution of a lease of a portion of the space in the building with the company paying to the buyer annual rental payments of approximately $160,000 for an initial term of five years, provided however, that the company may terminate the lease upon six months' notice under certain terms and conditions.

         On May 13, 1999, the company entered into a purchase and sale agreement calling for the sale of its interest in HMR Sweden, L.L.C., Catella/Crown NorthCorp Joint Venture AB and a related management contract to affiliates of Harbert. The agreement calls for a selling price of $2,900,000, payable in cash and the cancellation of indebtedness of approximately $980,000, and is subject to satisfaction of certain contingencies. The carrying value of the interests sold is approximately $2,790,000 at March 31, 1999. The agreement calls for the closing to occur no later than July 31, 1999.

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These services include third-party asset management and disposition fees, incentive fees based on the overall performance of a contract or pool of assets and loan servicing fees. In the past, Crown has used strategic acquisitions and alliances as a principal method of expanding and diversifying its core businesses and developing and entering new businesses. Crown is actively seeking additional strategic alliances and acquisitions, including possible merger transactions, as a primary means of providing capital to support and expand its operations. The company has retained an investment banker to assist in these efforts.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o Crown is currently operating at a loss and is funding operating deficits primarily from equity capital. Management anticipates that operating losses will continue until the company is able to increase its revenues by securing additional asset management and servicing contracts or by other means.

o The company may be unable to develop sufficient capital resources through profitable operations, strategic alliances (including possible merger transactions) or otherwise to more successfully compete with larger and better capitalized competitors in obtaining new business.

o Crown may be unable to improve its liquidity through sales of assets, profitable operations, increased revenues, reduced expenses or other means. If Crown cannot improve its liquidity, its ability to operate at current levels will be impaired.

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

OUTLOOK

Crown has historically derived its revenues from its core third-party asset management and servicing businesses. Over and above its domestic asset management and servicing contracts, the company also derives revenues from European management and servicing operations established in 1997. The company has entered into a contract to sell its European Operations to affiliates of Harbert. The company ceased originating commercial mortgage loans for a conduit program at the end of 1998. As a result, Crown does not anticipate that mortgage lending will be a significant source of income for the foreseeable future. The company's efforts to enhance its revenues are focused on expansion of its core management and servicing businesses.

Crown continues to develop its third-party asset management business. In recent months, there has been a general increase in the number of assets in the marketplace available for management. Crown's principal investment banking client has continued to place additional assets with the company for management. Crown has also undertaken significant asset management work for a shareholder. Crown's asset management engagements typically include work on large individual or groups of commercial real estate assets such as loans secured by hotels, office buildings or multifamily projects. Many of these assets are not performing in accordance with their terms at the time they are assigned to Crown. The company anticipates that it will derive its primary revenues in 1999 from third-party asset management contracts and is actively seeking to expand business with both new and existing clients.

Loan servicing continues to be a core business of the company. Crown typically services assets placed with the company for management. Additionally, the company may acquire servicing rights through negotiated transactions, competitive bidding or recurring business from existing clients. Many transactions, particularly those involving securitized assets, require the servicer to invest in the asset or portfolio. Crown has relatively limited capital resources compared to those of many of its competitors. This precludes the company from pursuing many servicing opportunities unless it aligns itself with a source of capital.

The company believes that its ability to operate as a rated servicer is of significant marketing value in Crown's efforts to secure additional management and servicing opportunities. Fitch IBCA and Standard and Poor's Corporation conduct annual reviews of rated servicers: the results of their annual reviews of the company are pending. Crown intends to maintain and expand its capability to act as a rated servicer.

Crown is operating an asset management and servicing business in Europe through Catella/Crown NorthCorp Joint Venture AB, in which Crown has a 50% interest. Catella/Crown, which is based in Stockholm, provides management and advisory services in Sweden. While European Operations have become profitable, the company has entered into a contract to sell European Operations to affiliates of Harbert. This sale is part of a plan to increase liquidity, reduce operating costs and focus Crown's financial and human resources on the development of asset management and servicing opportunities in the United States.

To overcome operating deficits and return to profitability, Crown is attempting to increase the revenues it derives from its core asset management and servicing businesses and continues to review its operations for means of realizing additional expense savings. To increase liquidity and reduce expenses, the company is also actively pursuing the sale of selected assets. There can be no assurance that any of these actions will produce the intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues decreased $518,038 to $1,374,212 for the first three months of 1999 from $1,892,250 during the same period in 1998. Of the decrease in total revenues, the disposition and incentive fee revenue components changed significantly, decreasing by approximately $1,022,914 in 1999. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. Management fee revenues generally include ongoing fees with the opportunity for additional, incentive-based compensation at the end of any engagement. Revenues for 1999 include approximately $332,100 for asset management services for a shareholder at market prices and approximately $121,300 for services rendered to a joint venture in which the company has a 50% interest.

Management fees are recorded as services required under a contract are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Management fee revenues increased $320,879, or 60%, to $854,395 in the first three months of 1999 from $533,516 for the comparable period in 1998. The increase in management fee revenues for the three-month period in 1999 versus the same period in 1998 was generally attributed to an increase in the number of assets under the company's management.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues decreased to $32,373 in the first three months of 1999 from $1,055,287 during the corresponding period in 1998. Of the 1998 amount, an incentive fee of approximately $600,000 was from the progressive resolution of one contract while a disposition fee of approximately $375,000 reflects the resolution of assets under one contract with an investment banking client. Contracts with the company's largest client typically do not provide for disposition fees.

Other fees for 1999 primarily includes interest income, income from joint ventures and net servicing revenues. Included in the amount is equity in earnings of approximately $128,000 from a joint venture in which the company has a 50% investment interest. Also included in other fees for 1998 is mortgage origination income of approximately $114,000. The company ceased commercial lending operations at December 31, 1998.

Other fees increased $183,997, to $487,444 in the first three months of 1999 from $303,447 in the same period in 1998. Including the changes mentioned above, the increase is primarily attributable to interest income resulting from a cash escrow deposit fee arrangement reached with a depository institution.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $369,582, or 24%, to $1,169,844 for the first three months of 1999 form $1,539,426 for the same period in 1998. The decreases were primarily caused from lower staffing levels, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating expenses increased to $469,122 for the first three months of 1999 from $169,301 for the first three months of 1998. The 1998 amount includes expense credits of $200,000 to the provision for loan losses, reflecting favorable credit experience with the company's loan portfolio under the Federal National Mortgage Association's Delegated Underwriting and Servicing Program; and $100,000 to due diligence expenses, reflecting a negotiated settlement of contractual expenses accrued under an expense reimbursement agreement.

Interest expense decreased to $66,781 for the first three months of 1999 from $71,657 for the same period in 1998. The decrease primarily reflects reduced short-term borrowings.

Depreciation and amortization increased to $91,467 for the first three months of 1999 from $88,696 for the corresponding period in 1998.

Income tax expense of $19,400 for the first three months of 1998 reflects the impact of deferred tax items for deferred loan servicing and amortization after eliminating non-deductible foreign losses and utilization of a portion of the company's net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $1,192,725 at March 31, 1999 from $1,942,068 at December 31, 1998. The company had aggregate bank credit facilities of $600,000 of which none was outstanding at March 31, 1999.

Crown is incurring operating cash deficits and is funding those deficits using proceeds generated from equity capital raised in 1998. For the foreseeable future, the company expects to fund current operations with cash provided by operations, selective sales of company assets, draws on bank credit facilities and proceeds provided from private investment capital infusions. In this regard, the company has entered into a contract to sell its headquarters building in a sale and leaseback transaction. Crown has also entered into an agreement to sell its investment in European Operations to affiliates of Harbert. Additionally, the company is attempting to develop new sources of revenue to reduce or eliminate operating deficits as well as other means of funding those deficits.

The company is seeking to maintain credit facilities to establish an advancing line for operations as a master servicer. The company expects to fund strategic acquisitions of entities and asset portfolios by cash provided from debt or equity financing.

HISTORICAL CASH FLOWS

Cash flows used for operating activities decreased to $562,019 for the first three months of 1999 from $631,578 in the corresponding period of 1998. A non-cash credit, primarily from equity in earnings of a joint venture, increased the company's use of cash originating from the net loss for the first three months of 1999. Changes to working capital components additionally increased the cash used by operations by approximately $100,000 in 1999. Although the company had net income in the first quarter of 1998, the amount includes non-cash credits for reductions in loan losses and accrued abandonment costs. Changes to working capital components, primarily reflecting payment of accrued incentive compensation and abandonment costs, reduced cash from operations by approximately $448,000 during the corresponding period of 1998.

Cash flows use by investing activities decreased to $53,259 for the first three months of 1999, from $96,041 for the same time period in 1998. The decrease was primarily caused by reduced capital expenditures in 1999.

Cash flows from financing activities changed to a $134,065 use of funds for the first three months of 1999 from a $5,365,849 source of funds for the respective time period in 1998. The change is primarily attributable to cash generated by the issuance of the Series AA Preferred and the Series BB Preferred in 1998.

YEAR 2000 READINESS

The Year 2000 issue arises from computer programs and equipment that use a two-digit rather than a four-digit format to indicate a year. Such components may incorrectly interpret dates beyond 1999, which could cause computer system failures or errors. Crown has completed its assessment of its Year 2000 issues. It has purchased and will continue to purchase hardware and software to help insure accurate processing. Crown has also completed testing its current operating systems for Year 2000 readiness. As Crown installs new hardware and software in the normal course of business, it will continue testing to ensure that such installations do not give rise to Year 2000 issues.

Substantial portions of the company's strategic computer systems and applications are proprietary in nature. Crown's assessment is that these are Year 2000 compliant. The principal third-party system the company uses is the McCracken Loan Servicing System. Crown has installed and tested this software and believes the McCracken system now presents no Year 2000 issues for Crown. Additionally, Crown makes some use of standard commercial software products. To the extent that present versions of these products manifest Year 2000 problems, Crown is acquiring Year 2000-compliant versions of these products or is substituting alternative products that do comply.

The costs Crown has incurred specifically to address Year 2000 issues have been immaterial and are expected to continue to be so. Expenditures have included upgraded hardware for the McCracken system as well as enhanced telephone and building security systems. Over and above regularly scheduled purchases to keep pace with continuing technological advances, Crown will purchase from operating funds extra supplies of key computer hardware to insure availability as 2000 approaches. Crown also has in place a disaster recovery plan should it need to resume operations for a temporary or extended period in an alternative location due to computer processing failures.

Crown believes it is taking all appropriate steps to achieve Year 2000 compliance. Nevertheless, the Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Crown believes that its ongoing testing of new hardware and software components acquired in the normal course of business will reveal any significant Year 2000 problems, that such problems will be capable of remediation and that Crown's software and hardware will perform substantially as planned when Year 2000 processing begins. There can be no assurance, however, that Crown can achieve Year 2000 compliance without significant additional costs.

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


                                               CROWN NORTHCORP, INC.



Dated: May 17, 1999                            By: /s/ Richard A. Brock
                                                   -----------------------------
                                                   Richard A. Brock, Senior Vice
                                                      President, Treasurer and
                                                      Chief Financial Officer

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

                  (1)      Filed herewith.