Form 10QSB
period 1999-06-30
CROWN NORTHCORP INC
filed 1999-08-12
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: June 30, 1999

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

      As of July 31, 1999, the issuer had 11,195,123 shares of its common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one). Yes      No  X
                                                                     ---     ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX

                PART I                                                     Pages
                                                                           -----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998 .............................................  1

         Condensed Consolidated Statements of Operations for the
         second quarter and the six months ended June 30, 1999 and 1998 ....  2

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998 ...........................  3

         Notes to Condensed Consolidated Financial Statements-
         June 30, 1999 and 1998 ............................................  4

Item 2.  Management's Discussion and Analysis ..............................  9

                PART II

Item 1.  Legal Proceeding .................................................. 17

Item 2.  Changes in Securities ............................................. 17

Item 3.  Defaults Upon Senior Securities ................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders ............... 17

Item 5.  Other Information ................................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................... 18

         (a) Exhibits ...................................................... 18

         (b) Reports on Form 8-K ........................................... 18

Signature .................................................................. 19

Exhibit Index .............................................................. 20

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------------

ASSETS                                                   1999              1998
                                                         ----              ----
CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,298,053       $ 1,942,068
  Accounts receivable - net                            1,173,129         1,570,392
  Prepaid expenses and other assets                      189,477           123,792
                                                     -----------       -----------

            Total current assets                       2,660,659         3,636,252

PROPERTY AND EQUIPMENT - Net                             363,899         1,696,210

RESTRICTED CASH                                        3,834,610         4,206,106

OTHER ASSETS - net                                     5,056,372         4,910,425
                                                     -----------       -----------

TOTAL                                                $11,915,540       $14,448,993
                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                    1,064,826         1,594,832
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion       1,706,850         2,935,950
  Allowance for loan losses & other                      769,640           610,000
                                                     -----------       -----------

            Total long-term obligations                2,476,490         3,545,950

REDEEMABLE PREFERRED STOCK                             1,400,000         1,400,000

SHAREHOLDERS' EQUITY:
  Common stock                                           111,201           110,651
  Convertible preferred stock:
    Series AA                                                                   --
    Series BB                                                                   --
  Additional paid-in capital                          10,058,888         9,993,864
  Accumulated deficit                                 (3,195,538)       (2,195,977)
  Treasury stock, at cost                                   (327)             (327)
                                                     -----------       -----------

            Total shareholders' equity                 6,974,224         7,908,211
                                                     -----------       -----------

TOTAL                                                $11,915,540       $14,448,993
                                                     ===========       ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------------------

                                                                     SECOND QUARTER                        YEAR TO DATE
                                                              -----------------------------       -----------------------------
                                                                  1999              1998              1999              1998
                                                                  ----              ----              ----              ----
REVENUES:
  Management fees                                             $   687,729       $   698,733       $ 1,542,124       $ 1,205,868
  Disposition and incentive fees                                   33,809           136,436            66,182         1,191,723
  Other                                                           263,722           709,930           751,166         1,039,752
                                                              -----------       -----------       -----------       -----------
            Total revenues                                        985,260         1,545,099         2,359,472         3,437,343
                                                              -----------       -----------       -----------       -----------

EXPENSES:
  Personnel                                                     1,237,614         1,265,401         2,407,458         2,804,827
  Occupancy, insurance and other                                  430,822           526,081           899,944           895,381
  Provision for loan losses                                                        (474,000)                           (674,000)
  Depreciation and amortization                                    87,984            92,609           179,451           181,306
                                                              -----------       -----------       -----------       -----------
            Total expenses                                      1,756,420         1,410,091         3,486,853         3,207,514
                                                              -----------       -----------       -----------       -----------

 Income (Loss) from operations before non-recurring items        (771,160)          135,008        (1,127,381)          229,829
                                                              -----------       -----------       -----------       -----------
 Non-recurring income (expenses):
     Gain on sale of building                                     260,616                             260,616
     Delayed offering costs                                            --          (851,453)               --          (851,453)
                                                              -----------       -----------       -----------       -----------
            Total non-recurring income (expenses)                 260,616          (851,453)          260,616          (851,453)
                                                              -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                    (510,544)         (716,445)         (866,765)         (621,624)

INTEREST EXPENSE                                                   66,015            61,383           132,796           133,040
                                                              -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                                         (576,559)         (777,828)         (999,561)         (754,664)

INCOME TAX BENEFIT                                                     --            19,400                --                --
                                                              -----------       -----------       -----------       -----------

NET LOSS                                                      $  (576,559)      $  (758,428)      $  (999,561)      $  (754,664)
                                                              ===========       ===========       ===========       ===========

LOSS PER SHARE - BASIC AND DILUTED                            $     (0.05)      $     (0.07)      $     (0.09)      $     (0.30)
                                                              ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            11,098,836        11,030,863        11,091,656        10,942,399
                                                              ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE  30, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------

                                                                                                   1999             1998
                                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $ (999,561)      $ (754,664)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                 275,885          293,818
    Gain on sale of corporate office building                                                    (260,616)
    Decrease in reserve for loan losses                                                                           (674,000)
    Accrued abandonment cost settlement                                                                            851,453
    Other - net                                                                                   (37,983)
    Change in operating assets and liabilities:
      Accounts receivable                                                                         397,263         (120,328)
      Prepaid expenses and other assets                                                           (65,685)          (2,962)
      Accounts payable and accrued expenses                                                      (275,975)        (164,275)
                                                                                               ----------       ----------

            Net cash used in operating activities                                                (966,672)        (570,958)
                                                                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of corporate office building                                           1,545,876
  Increase in shareholder receivables                                                                             (862,669)
  Payment of deferred offering costs                                                                               266,381
  Purchase of property and equipment                                                              (39,642)         (83,597)
  Other                                                                                           299,552         (285,891)
                                                                                               ----------       ----------

            Net cash provided by (used in) investing activities                                 1,805,786         (965,776)
                                                                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                     125,000        1,896,000
  Principal payments on notes payable                                                          (1,608,129)      (2,110,795)
  Proceeds from issuance of common stock                                                                           175,972
  Proceeds from issuance of preferred stock                                                                      5,604,579
  Increase in long term contract receivable                                                            --               --
                                                                                               ----------       ----------

            Net cash provided by (used in) financing activities                                (1,483,129)       5,565,756
                                                                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                (644,015)       4,029,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  1,942,068          735,940
                                                                                               ----------       ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $1,298,053       $4,764,962
                                                                                               ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                        $   85,860       $   63,163
                                                                                               ==========       ==========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

2.   Loss Per Common Share
     ---------------------

     The losses per share for the second quarter and six months ended June 30, 1999 and 1998 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. As the company had net losses applicable to common stock for the second quarter and six months ended June 30, 1999 and 1998, there are no potential common shares to be included in the computation of the diluted per-share amount. The company's Series AA and Series BB Preferred Stock issuances in 1998 contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discounts totaling $2,497,268 were recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. Including this dividend, the net loss available to common shareholders for the six months ended June 30, 1998 was $3,251,932 ($0.30 per share).

3.   Receivables
     -----------

     Receivables consist of the following at June 30, 1999 and December 31, 1998:

                                                   1999            1998
                                                   ----            ----
      Trade                                     $1,013,089      $1,252,534

      Affiliates                                   229,472         408,026

      Shareholders                                  30,568

      Employees                                                      9,832
                                                ----------      ----------

        Total                                    1,273,129       1,670,392

      Less: Allowance for doubtful accounts       (100,000)       (100,000)
                                                ----------      ----------

        Receivables-net                         $1,173,129      $1,570,392
                                                ==========      ==========

     The affiliate receivable is for management fees and expense reimbursements from a venture in which the company has a 50% investment interest. Management fees billed to the affiliate during the second quarter and six months ended June 30, 1999 were approximately $92,900 and $425,000, respectively. The shareholders receivable is for contracted asset management services performed under standard terms and due currently. Management fees billed to the shareholder during the second quarter and six months ended June 30, 1999 were approximately $108,600 and $229,900, respectively.

4.   Property and Equipment
     ----------------------

     Property and equipment consists of the following at June 30, 1999 and December 31, 1998:

                                            1999            1998
                                            ----            ----
      Land                                               $  271,845

      Building and improvements                           1,137,112

      Furniture and equipment            $1,316,519       1,276,877
                                         ----------      ----------

        Total property and equipment      1,316,519       2,685,834

      Less accumulated depreciation        (952,620)       (989,624)
                                         ----------      ----------

      Property and equipment - net       $  363,899      $1,696,210
                                         ==========      ==========

     On May 27, 1999, the company sold its corporate headquarters for $1,605,000 cash. On that same date, the company entered into a lease of a portion of the space in the building. Pursuant to the lease, the company makes annual rental payments of approximately $160,000 for an initial term of five years, provided however, that the company may terminate the lease upon six months' notice under certain terms and conditions.

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

7.   Statements of Financial Accounting Standards
     --------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company will be required to implement the provisions of this statement beginning January 1, 2001. The company does not anticipate that adoption of this statement will materially impact its financial position, results of operations or cash flows.

8.   Segment Information
     -------------------

     There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from that reported at December 31, 1998.

     Segment information for the second quarter and six months ended June 30, 1999 and 1998 is as follows:

      Second Quarter ending June 30:         1999            1998
      ------------------------------         ----            ----
      Revenues:

        Asset management                   $ 829,178      $1,214,439

        Mortgage origination                                 276,998

        European operations                  156,082          53,662
                                           ---------      ----------
          Total                            $ 985,260      $1,545,099
                                           =========      ==========

      Income (loss) before income tax:

        Asset management                   $(728,896)     $ (205,247)

        Mortgage origination                   2,405        (256,091)

        European operations                 (110,684)       (316,490)

        Other                               (260,616)
                                           ---------      ----------

          Total                            $(576,559)     $ (777,828)
                                           =========      ==========

      Six months ending June 30:               1999            1998
      -------------------------                ----            ----
      Revenues:

        Asset management                   $ 1,954,060      $2,977,087

        Mortgage origination                                   390,963

        European operations                    405,412          69,293
                                           -----------      ----------

          Total                            $ 2,359,472      $3,437,343
                                           ===========      ==========

      Income (loss) before income tax:

        Asset management                   $(1,037,854)     $  326,020

        Mortgage origination                  (130,984)       (420,321)

        European operations                    (91,339)       (660,363)

        Other                                  260,616
                                           -----------      ----------

          Total                            $  (999,561)     $ (754,664)
                                           ===========      ==========

     There have been no material changes in each segment's total assets from the amount disclosed at December 31, 1998.

9.   Sale of European Operations
     ---------------------------

     On May 13, 1999, the company entered into a purchase and sale agreement calling for the sale of its interests in HMR Sweden, L.L.C., Catella/Crown NorthCorp Joint Venture AB and a related management contract to affiliates of a shareholder-director, subject to another party's right of first refusal. The agreement calls for a selling price of $2,900,000, payable in cash and the cancellation of indebtedness to an affiliate of a shareholder-director of approximately $980,000. The carrying value of the interests sold is approximately $2,800,000 at June 30, 1999. The agreement now provides for the closing to occur no later than August 31, 1999.

10.  Subsequent Event
     ----------------

     On July 12, 1999, the company consummated the disposition of a substantial portfolio of loan assets managed under contract for a shareholder at market rates and fees. The company received a disposition fee of approximately $560,000.

Item 2. - Management's Discussion and Analysis
----------------------------------------------

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These revenues include third-party asset management and disposition fees, incentive fees based on the overall performance of a contract or pool of assets, loan servicing fees and interest income. Strategic acquisitions and alliances have been principal methods for Crown to expand and diversify its core businesses and to develop and enter new businesses. Crown is actively seeking merger transactions or other strategic alliances to provide capital to support and expand its operations. The company has retained an investment banker to assist it in these efforts.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o Crown continues to operate at a loss and to fund operating deficits primarily from equity capital. Management anticipates that operating losses will continue until the company is able to increase its revenues by securing additional asset management and servicing contracts or by other means.

o The company may be unable to develop sufficient capital resources through profitable operations, merger transactions, strategic alliances or otherwise to more successfully compete with larger and better capitalized competitors in obtaining new business.

o Crown may not be successful in improving its liquidity through sales of selected assets, profitable operations, increased revenues, reduced expenses or other means. If Crown cannot improve its liquidity, its ability to operate at current levels will be impaired.

o Under the terms of the Series AA Preferred and voting agreements related to that investment, Harbert has the right to designate a majority of Crown's Board of Directors until certain specified events occur. The company does not anticipate being able to cause these events to occur.

o Most of the company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, Crown's revenues, liquidity and profitability may be adversely affected.

o Crown currently operates as a rated servicer. If the company no longer were to receive ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

o The Year 2000 problem has not presented significant issues for the company and Crown does not anticipate that significant issues will arise. If, however, the company and the parties with which it does business are not successful in resolving any remaining issues, Crown may have service interruptions or material expenditures related to the Year 2000 problem.

OUTLOOK

     Crown derives its revenues from its core third-party asset management and servicing businesses. In addition to its domestic asset management and servicing contracts, the company also receives revenues from European management and servicing operations. The company has entered into a contract to sell substantially all of its European Operations to affiliates of a shareholder-director, although another party has advised the company that it intends to purchase these assets pursuant to its right of first refusal. The company ceased originating commercial mortgage loans for a conduit program at the end of 1998. As a result, Crown does not anticipate that mortgage lending will be a significant source of income for the foreseeable future. The company's efforts to enhance its revenues are focused on expansion of its domestic management and servicing businesses. The company is also developing programs to offer interim and secondary financing secured by commercial real estate.

In the area of third-party asset management, Crown's principal investment banking client has continued to place additional assets with the company for management. In 1999, Crown has also undertaken significant asset management work for a shareholder. Crown's third-party asset management business typically include work on large commercial real estate assets such as loans secured by hotels, office buildings or multifamily projects. Many of these assets are not performing in accordance with their terms at the time they are assigned to Crown. The company anticipates that, for the foreseeable future, it will derive its primary revenues from third-party asset management contracts and is actively seeking to expand this business with both new and existing clients.

Loan servicing continues to be a core business of the company. Crown generally services the assets third parties place with the company for management. Additionally, the company may acquire servicing rights through negotiated transactions, competitive bidding or recurring business from existing clients. Many transactions, particularly those involving securitized assets, require servicers to invest in the assets or portfolios they will service. Crown has relatively limited capital resources compared to those of many of its competitors. This precludes the company from pursuing many servicing opportunities unless it aligns itself with a source of capital.

Fitch IBCA recently upgraded its rating of Crown as a primary servicer of assets. Fitch also reaffirmed Crown's special servicer rating and rated the company as a master servicer. Crown continues to maintain favorable servicing ratings with Standard and Poor's Corporation. The company believes that its ability to operate as a rated servicer is of significant marketing value in Crown's efforts to secure additional management and servicing business. The company intends to maintain and develop capabilities as a rated servicer.

Crown is operating an asset management and servicing business in Europe through Catella/Crown NorthCorp Joint Venture AB, in which Crown has a 50% interest. Catella/Crown, which is based in Stockholm, provides management and advisory services in Sweden. The company has entered into a contract to sell substantially all of its European Operations to affiliates of a shareholder-director, subject to another party's right of first refusal. This sale, which is expected to close in August 1999, is part of a plan to increase liquidity, reduce operating costs and focus Crown's financial and human resources on the development of asset management and servicing opportunities and specialized mortgage products in the United States.

To overcome operating deficits and return to profitability, Crown is attempting to increase the revenues it derives from its core asset management and servicing businesses, is developing specialized mortgage financing programs and is continuing to review operations for means of realizing additional expense savings. To increase liquidity and reduce expenses, the company is selling selected assets. There can be no assurance that any of these actions will produce the intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1998

Total revenues decreased $559,839 to $985,260 for the second quarter of 1999 from $1,545,099 during the same period in 1998. Of the decrease in total revenues, the Other Revenue components changed significantly, decreasing by $446,208 in 1999. Approximately $277,000 of the decrease was caused by the termination of mortgage lending activities at the end of 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. Management fee revenues generally include ongoing fees with the opportunity for additional, incentive-based compensation at the end of any engagement. Revenues for the second quarter of 1999 include approximately $92,900 for asset management services at market prices for a shareholder and approximately $108,600 for services rendered to a joint venture in which the company has a 50% interest.

Management fees are recorded as services required under a contract are performed and, as defined in the contract, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues decreased to $687,729 in the second quarter of 1999 from $698,733 for the comparable period in 1998.

Disposition fees are recorded as revenue when the disposition has been consummated and the asset owner has received the gross proceeds from the transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues decreased to $33,809 in the second quarter of 1999 from $136,436 during the corresponding period in 1998. Of the 1998 amount, a disposition fee of approximately $113,000 was from the resolution of one contract. Contracts with the company's largest client typically do not provide for disposition fees.

Other fees for 1999 primarily includes interest income, income from joint ventures, and net servicing revenues. Included in the amount is income of $76,854 from partnerships and joint ventures in which the company has investment interests. Other fees for 1998 includes mortgage origination income of approximately $277,000. The company ceased commercial lending operations through a conduit program at December 31, 1998.

Other fees decreased $446,208, to $263,722 in the second quarter of 1999 from $709,930 in the same period in 1998. In addition to the cessation of mortgage origination operations mentioned above, the decrease is also attributable to a reduction in interest income resulting from lower escrow cash balances on deposit with depository institutions.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $27,787 to $1,237,614 for the second quarter of 1999 from $1,265,401 for the same period in 1998. The decreases were primarily caused by lower staffing levels from termination of mortgage lending activities, and lower administrative staffing levels.

Occupancy, insurance and other operating expenses decreased to $430,822 for the second quarter of 1999 from $526,081 for the second quarter of 1998. The decrease was primarily a result of a lower provision for doubtful accounts and the elimination of consulting fees from 1998.

The 1998 amounts include an expense credit of $474,000 to the provision for loan losses, reflecting favorable credit experience with the company's portfolio of loans under the Federal National Mortgage Association's Delegated Underwriting and Servicing Program.

Depreciation and amortization decreased to $87,984 for the second quarter of 1999 from $92,609 for the corresponding period in 1998. The decrease primarily reflects the impact of the sale of the company's headquarters building in May 1999, which resulted in a non-recurring gain of approximately $260,600.

Interest expense increased to $66,015 for the second quarter of 1999 from $61,383 for the same period in 1998. The increase primarily reflects interest on debt incurred in conjunction with the company's investment in HMR Sweden, L.L.C.

The charge of $851,453 in the second quarter of 1998 reflects the company's portion of expenses related to Strategic Realty Capital Corp.'s planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. In March 1998, the company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the unfavorable market conditions for publicly traded REITs, the offering was cancelled. Crown funded offering expenses from cash reserves and amounts due from the co-sponsors.

Income tax benefit of $19,400 for the second quarter of 1998 reflects the impact of the cumulative operating loss through June 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Total revenues decreased $1,077,871 to $2,359,472 in the first six months of 1999 from $3,437,343 during the same period in 1998. Revenue components changed significantly, with disposition and bonus fees decreasing by $1,125,541 in 1999. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue through management, disposition and incentive fees. Management fee revenues generally include ongoing fees with an opportunity for additional, incentive-based compensation at the end of an engagement. Revenues for the first six months of 1999 include approximately $425,000 for asset management services for a shareholder and approximately $229,900 for services rendered to a joint venture in which the company has a 50% interest.

Management fee revenues increased $336,256 to $1,542,124 in the first six months of 1999 from $1,205,868 for the comparable period in 1998. The increase in management fee revenues for the first six months of 1999 versus the same period in 1998 is generally attributable to an increase in the number of assets under Crown's management.

Disposition and incentive fee revenues decreased $1,125,541 to $66,182 in the first half of 1999 from $1,191,723 during the corresponding period in 1998. The 1998 amount includes approximately $600,000 for the progressive resolution of one private-sector contract and a disposition fee of approximately $375,000 under one contract with an investment banking client.

Other fees decreased $288,586 to $751,166 in the first six months of 1999 from $1,039,752 for the same period in 1998. Of the decrease, approximately $391,000 was caused by the cessation of mortgage lending activities in 1998. The decrease was offset in part from fees from partnerships and joint ventures in which the company has an interest.

Personnel expenses decreased $397,369 to $2,407,458 for the first half of 1998 from $2,804,827 for the same period in 1997. The decreases were primarily caused by lower staffing levels from termination of mortgage lending activities as well as and lower administrative staffing levels.

Occupancy, insurance and other operating expenses increased $4,563 to $899,944 for the first six months of 1999 from $895,381 for the first six months of 1998.

The 1998 decrease in provision for loan losses of $674,000, reflects favorable credit experience of Crown's loan portfolio under the FNMA-DUS Program.

The net non-recurring gain of approximately $260,600 in 1999 primarily reflects the gain on sale of the company's headquarters in May 1999.

The charge of $851,453 in 1998 reflects Crown's portion of expenses related to SRCC's planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. In March 1998, the Company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the unfavorable market conditions for publicly traded REITs, the offering was cancelled. Crown funded offering costs from cash reserves and amounts due from the co-sponsors.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $1,298,053 at June 30, 1999 from $1,942,068 at December 31, 1998. The company had aggregate bank credit facilities of $600,000 of which none was outstanding at June 30, 1999. The company continues to pursue credit facilities to establish an advancing line for operations as a master servicer.

Crown is incurring operating cash deficits and is funding those deficits using proceeds generated from equity capital raised in 1998. For the foreseeable future, the company expects to fund current operations with cash provided by operations, selective sales of company assets and draws on bank credit facilities. In regard to selective sales of company assets, the company sold its headquarters building in a sale and leaseback transaction. Crown has also entered into an agreement to sell substantially all of its investment in European Operations to affiliates of a shareholder-director, subject to another party's right of first refusal. Additionally, the company is attempting to develop new sources of revenue to reduce or eliminate operating deficits and is seeking other means of funding those deficits.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $966,672 during the first six months of 1999 compared to $570,958 in the corresponding period of 1998. The 1999 amount approximates the company's net loss for the six-month period ending June 30, 1999. In addition to the net loss for the first six months of 1998, cash used for operating activities in 1998 increased due to the impact of net non-cash credits and changes to working capital components resulting primarily from payment of accrued incentive compensation and abandonment costs.

Investing activities provided cash flows of $1,805,786 during the first six months of 1999, compared to using funds of $965,776 during the comparable time period in 1998. Cash provided by the sale of the corporate headquarters building in May 1999 was the primary source of cash in 1999 while the payment of expenses associated with the cancellation of the SRCC mortgage REIT was the primary use of cash in 1998.

Financing activities used cash flows of $1,483,129 during the first six months of 1999 while providing funds of $5,565,756 for the respective time period in 1998. In May 1999, the company extinguished debt collateralizing its corporate headquarters when the facility was sold. In 1998, cash was provided by the issuance of the Series AA Preferred and the Series BB Preferred.

YEAR 2000 READINESS

The Year 2000 issue arises from computer programs and equipment that use a two-digit rather than a four-digit format to indicate a year. Such components may incorrectly interpret dates beyond 1999, which could cause computer system failures or errors. Crown has completed its assessment of its Year 2000 issues and has successfully tested its current operating systems for Year 2000 readiness. As Crown installs new hardware and software in the normal course of business, it will continue testing to ensure that such installations do not give rise to Year 2000 issues.

Crown's proprietary computer systems and applications are Year 2000 compliant. Crown has installed and tested upgrades to its third-party loan servicing system and believes this system now presents no Year 2000 issues for Crown. Crown makes some use of standard commercial software products. To the extent that present versions of these products manifest Year 2000 problems, Crown is acquiring Year 2000-compliant versions or is substituting alternative products that do comply.

The costs Crown has incurred specifically to address Year 2000 issues have been immaterial and are expected to continue to be so. Expenditures have included upgraded hardware for the loan servicing system as well as enhanced telephone and building security systems. Over and above regularly scheduled purchases to keep pace with continuing technological advances, Crown will purchase from operating funds extra supplies of key computer hardware to insure availability as 2000 approaches. Crown also has in place adisaster recovery plan should it need to resume operations for a temporary or extended period in an alternative location due to computer processing failures.

Crown believes it is taking all appropriate steps to maintain Year 2000 compliance. Nevertheless, the Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Crown believes that its ongoing testing of new hardware and software components acquired in the normal course of business will reveal any significant Year 2000 problems, that such problems will be capable of remediation and that Crown's software and hardware will perform substantially as planned when Year 2000 processing begins. There can be no assurance, however, that Crown can achieve Year 2000 compliance without significant additional costs.

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

None

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

None

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The company held its Annual Meeting of Stockholders on May 14, 1999. At the meeting, the stockholders voted to reelect seven directors for the ensuing year. The results of the election were:

          Votes for all nominees:       10,189,067

          Votes to withhold authority from the following nominees:

               Ronald E. Roark          10,510
               John Everets             10,407
               Gordon V. Smith          10,392
               Raymond J. Harbert       33,533
               Michael D. Luce          33,521
               Scott M. Mannes          33,933
               Harold E. Cooke          34,668

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


                                         CROWN NORTHCORP, INC.


Dated: August 11, 1999                   By:       /s/ Richard A. Brock
                                             ---------------------------------
                                               Richard A. Brock, Senior Vice
                                                 President, Treasurer and
                                                  Chief Financial Officer

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

     27   Financial Data Schedule (1)

          (1)  Filed herewith.