Form 10QSB
period 1999-09-30
CROWN NORTHCORP INC
filed 1999-11-22
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999
                                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         As of October 31, 1999, the issuer had 11,260,323 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                                   CROWN NORTHCORP, INC.
                                        FORM 10-QSB
                         QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                           INDEX
                  PART I                                                           PAGES
                                                                                   -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998 ..................................................  1

           Condensed Consolidated Statements of Operations for the
           third quarter and the nine months ended September 30, 1999 and 1998 ....  2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998...........................  3

           Notes to Condensed Consolidated Financial Statements-
           September 30, 1999 and 1998.............................................  4

Item 2.    Management's Discussion and Analysis....................................  8

                  PART II

Item 1.    Legal Proceeding........................................................  17

Item 2.    Changes in  Securities..................................................  17

Item 3.    Defaults Upon Senior Securities.........................................  17

Item 4.    Submission of Matters to a Vote of Security Holders.....................  17

Item 5.    Other Information.......................................................  17

Item 6.    Exhibits and Reports on Form 8-K........................................  17

           (a)    Exhibits ........................................................  17

           (b)    Reports on Form 8-K..............................................  17


Signature..........................................................................  18

Exhibit Index......................................................................  19

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------

ASSETS                                                 1999           1998
                                                       ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                        $ 3,123,574    $ 1,942,068
  Accounts receivable - net                            999,197      1,570,392
  Prepaid expenses and other assets                    135,974        123,792
                                                   -----------    -----------

            Total current assets                     4,258,745      3,636,252

PROPERTY AND EQUIPMENT - Net                           309,358      1,696,210

RESTRICTED CASH                                      2,650,319      4,206,106

OTHER ASSETS - net                                   2,133,017      4,910,425
                                                   -----------    -----------

TOTAL                                              $ 9,351,439    $14,448,993
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                    562,070      1,594,832
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion             -      2,935,950
  Allowance for loan losses & other                    769,640        610,000
                                                   -----------    -----------
            Total long-term obligations                769,640      3,545,950

REDEEMABLE PREFERRED STOCK                           1,400,000      1,400,000

SHAREHOLDERS' EQUITY:
  Common stock                                         111,953        110,651
  Convertible preferred stock:
    Series AA                                                               -
    Series BB                                                               -
  Additional paid-in capital                        10,081,636      9,993,864
  Accumulated deficit                               (3,573,533)    (2,195,977)
  Treasury stock, at cost                                 (327)          (327)
                                                   -----------    -----------

            Total shareholders' equity               6,619,729       7,908,211
                                                   -----------    ------------

TOTAL                                              $ 9,351,439    $ 14,448,993
                                                   ===========    ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------
                                                                       THIRD QUARTER                 YEAR TO DATE
                                                                       -------------                 ------------
                                                                    1999           1998           1999           1998
                                                                    ----           ----           ----           ----
REVENUES:
  Management fees                                               $   560,008    $   525,909    $ 1,880,801    $ 1,668,670
  Disposition and incentive fees                                    631,796        194,540        697,978      1,386,263
  Income (loss) from partnerships and joint ventures                (25,508)        17,110         39,152         64,506
  Other                                                             352,586        601,399        815,022      1,587,571
                                                                -----------    -----------    ------------   -----------
            Total revenues                                        1,518,882      1,338,958      3,432,953      4,707,010
                                                                -----------    -----------    ------------   -----------

EXPENSES:
  Personnel                                                       1,074,918      1,329,233      3,181,343      3,774,125
  Occupancy, insurance and other                                    492,724        514,318      1,369,926      1,357,223
  Provision for loan losses                                                                                     (674,000)
  Depreciation and amortization                                      93,988         96,025        273,439        276,994
                                                                -----------    -----------    ------------   -----------
            Total expenses                                        1,661,630      1,939,576      4,824,708      4,734,342
                                                                -----------    -----------    ------------   -----------

 Income (Loss) from operations before non-recurring items          (142,748)      (600,618)    (1,391,755)       (27,332)
                                                                -----------    -----------    ------------   -----------
 Non-recurring income (expenses):
     Gain on sale of building                                             -                       260,616
     Delayed offering costs                                               -              -              -       (851,452)
                                                                -----------    -----------    ------------   -----------
            Total other non-recurring income (expenses)                   -              -        260,616       (851,452)
                                                                -----------    -----------    ------------   -----------

INCOME (LOSS) FROM OPERATIONS                                      (142,748)      (600,618)    (1,131,139)      (878,784)

INTEREST EXPENSE                                                     41,207         63,188        141,988        196,228
                                                                -----------    -----------    ------------   -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                     (183,955)      (663,806)    (1,273,127)    (1,075,012)

INCOME TAX EXPENSE                                                        -              -              -              -
                                                                -----------    -----------    ------------   -----------

NET LOSS FROM CONTINUING OPERATIONS                                (183,955)      (663,806)    (1,273,127)    (1,075,012)

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued operations         (101,219)       579,791        (11,606)       236,333
  Loss on disposal of European interests, including provision
      of $35,000 for operating losses during phase-out period      (141,280)             -       (141,280)             -
                                                                -----------    -----------    ------------   -----------

NET LOSS                                                           (426,454)       (84,015)    (1,426,013)       (838,679)
                                                                ===========    ===========    ============   ===========


LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations                                         $     (0.02)   $     (0.06)   $      (0.11)  $     (0.33)
  Discontinued operations                                             (0.01)          0.05               -          0.02
  Loss on disposition of European operations                          (0.01)             -           (0.01)            -
                                                                -----------    -----------    ------------   -----------
     Total loss per share                                       $     (0.04)   $     (0.01)   $      (0.12)  $     (0.31)
                                                                ===========    ===========    ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              11,176,951     11,051,681     11,120,400     10,979,227
                                                                -----------    -----------    -----------    -----------

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------
                                                                                     1999            1998
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $(1,426,013)   $  (838,676)
  Foreign currency translation adjustment                                             48,457              -
                                                                                 -----------    -----------
  Total comprehensive net loss                                                   $(1,377,556)   $  (838,676)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                    444,791        420,826
    Gain on sale of corporate office building                                       (260,616)
    Decrease in reserve for loan losses                                                            (674,000)
    Accrued abandonment cost settlement                                                             851,453
    Income from investments in joint ventures                                                      (460,802)
    Other - net                                                                       84,939
    Change in operating assets and liabilities:
      Accounts receivable                                                            571,195        147,044
      Prepaid expenses and other assets                                              (12,182)       (26,087)
      Accounts payable and accrued expenses                                         (402,474)      (174,823)
                                                                                 -----------    -----------

            Net cash used in operating activities                                   (951,903)      (755,065)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of corporate office building                              1,545,876
  Net proceeds from sale of European investment                                    2,744,000
  Decrease in restricted cash                                                      1,555,787
  Investment in partnerships                                                                     (2,358,785)
  Increase in shareholder receivables                                                              (392,692)
  Increase in restricted cash                                                                      (676,502)
  Purchase of property and equipment                                                 (42,399)       (75,882)
  Other                                                                             (103,619)      (482,180)
                                                                                 -----------    -----------

            Net cash provided (used) in investing activities                       5,699,645     (3,986,041)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                        125,000      3,161,392
  Principal payments on notes payable                                             (3,691,236)    (2,489,858)
  Proceeds from issuance of common stock                                                            162,876
  Proceeds from issuance of preferred stock                                                -      5,604,579
                                                                                 -----------    -----------

            Net cash provided (used) by financing activities                      (3,566,236)     6,438,989
                                                                                 -----------    -----------

NET INCREASE IN CASH DURING THE PERIOD                                             1,181,506      1,697,883

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,942,068        735,940
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 3,123,574    $ 2,433,823
                                                                                 ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                          $    85,860    $    63,163
                                                                                 ===========    ===========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

2.       Loss Per Common Share
         ---------------------

         The losses per share for the third quarter and nine months ended September 30, 1999 and 1998 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. As the company had net losses applicable to common stock for the third quarter and nine months ended September 30, 1999 and 1998, there are no potential common shares to be included in the computation of the diluted per-share amount. The company's Series AA and Series BB Preferred Stock issuances in 1998 contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discounts totaling $2,497,268 were recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders of $.23 per common share. Including this dividend, the net loss available to common shareholders for the nine months ended September 30, 1998 was $3,335,944 ($0.31 per share).

3.       Receivables
         -----------

         Receivables consist of the following at September 30, 1999 and December 31, 1998:


                                                     1999          1998
                                                     ----          ----
          Trade                                   $1,038,203    $1,252,534

          Affiliates                                   6,994       408,026

          Officers and Employees                      57,000         9,832
                                                  ----------    ----------

            Total                                  1,102,197     1,670,392

          Less: Allowance for doubtful accounts     (103,000)     (100,000)
                                                  ----------    ----------

            Receivables-net                       $  999,197    $1,570,392
                                                  ==========    ==========


         The affiliate receivable at December 31, 1998 was for management fees and expense reimbursements from a venture in which the company had a 50% investment interest.

4.       Property and Equipment
         ----------------------

         Property and equipment consists of the following at September 30, 1999 and December 31, 1998:


                                              1999            1998
                                              ----            ----
          Land                                            $   271,845

          Building and improvements                         1,137,112

          Furniture and equipment          $ 1,319,296      1,276,877
                                           -----------    -----------

            Total property and equipment     1,319,296      2,685,834

          Less accumulated depreciation     (1,009,918)      (989,624)
                                           -----------    -----------

          Property and equipment - net     $   309,358    $ 1,696,210
                                           ===========    ===========


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

8.       Disposition of European Operations
         ----------------------------------

         On August 20, 1999, the company sold its interests in HMR Sweden, L.L.C., Catella/Crown NorthCorp Joint Venture AB and a related asset management contract for total consideration of approximately $3,500,000. The selling price was payable in cash and the cancellation of indebtedness to an affiliate of a shareholder-director of approximately $980,000. From the sale proceeds, the company also paid $726,000 to a shareholder-director in satisfaction of the company's obligations under a certain payment of fees agreement. Revenues for the European segment were approximately $5,000 and $836,000 for the third quarter 1999 and 1998, respectively, and $451,000 and $906,000 for the nine months ended 1999 and 1998, respectively.

Item 2. - Management's Discussion and Analysis
----------------------------------------------

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These revenues include third-party asset management and disposition fees, fees for due diligence reviews, incentive fees based on the overall performance of a contract or pool of assets, loan servicing fees and interest income. Crown has utilized strategic acquisitions and alliances to expand and diversify its core asset management and servicing businesses. The company actively seeks a merger transaction or similar strategic alliance to provide capital and financial stability to support and expand its operations. Crown has retained an investment banker to assist the company in these efforts.

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

o While Crown has sold selected assets to improve liquidity, it may not be successful in maintaining sufficient liquidity through profitable operations, increased revenues, reduced expenses or other means. Insufficient liquidity would impair the company's ability to operate at current levels.

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

o Crown has successfully tested its computer systems for Year 2000 readiness. If, however, the complexities of the Year 2000 issue, including business dealings with other parties, cause unanticipated problems to arise, Crown may have service interruptions or material expenditures related to the Year 2000 problem.

OUTLOOK

Crown derives its revenues from its core third-party asset management and servicing contracts. The company has had asset management and servicing operations in both the United States and Europe. During the third quarter, Crown sold substantially all of its European Operations. At the end of 1998, the company ceased originating mortgage loans for a conduit program. The company is now focusing on enhancing revenues from its domestic management and servicing businesses. Crown is also working with some of its clients to develop interim and secondary financing programs secured by commercial real estate.

The company continues to receive new third-party asset management assignments. The company's principal investment banking client continues to place assets with Crown for management. This year, the company undertook significant asset management work for a shareholder. The company's third-party asset management activities typically include work on large commercial real estate assets such as loans secured by hotels, office buildings or multifamily projects. In many cases, these assets are not performing in accordance with their terms at the time they are assigned to Crown. For the foreseeable future, the company anticipates that it will derive its primary revenues from third-party asset management contracts. Crown is actively seeking ways to increase revenues in this area.

Loan servicing is and will remain a core business line. Generally, Crown services the assets placed under the company's management. Additional sources of servicing business include negotiated transactions, competitive bidding and recurring business from existing clients. In many instances, particularly involving securitized assets, servicers must invest in assets or portfolios they will service. Crown's capital resources are relatively limited compared to those of many of its competitors. The company is thus precluded from many servicing opportunities unless it aligns itself with a source of capital or a strategic partner.

Crown continues to maintain favorable servicing ratings with both Standard and Poor's Corporation and Fitch IBCA. The company believes that its ability to operate as a rated servicer is of significant marketing value as Crown seeks to secure additional management and servicing business. The company intends to continue to devote significant resources to maintaining its capabilities as a rated servicer.

As alluded to above, during the third quarter, the company completed the sale of substantially all of its European Operations. The sale was undertaken to increase liquidity, reduce operating costs and focus Crown's financial and human resources on asset management and servicing opportunities in the United States.

Crown is attempting to return to profitability by increasing its revenues from its core asset management and servicing businesses and developing specialized mortgage financing programs. The company has increased its liquidity through the sale of selected assets; management continues to review operations for opportunities to reduce expenses. At the same time, the company recognizes that these efforts may not be sufficient to overcome operating deficits. Therefore, Crown is seeking a merger partner or strategic alliance that could provide necessary capital and financial stability. There can be no assurance that any of the foregoing actions will produce the intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1998

Total revenues from continuing operations increased $179,924 to $1,518,882 for the third quarter of 1999 from $1,338,958 during the same period in 1998. Of the net increase in total revenues, disposition and incentive fees increased by $437,256 reflecting the payment of a large disposition fee by a shareholder for asset management services. Other Revenue decreased by $248,813 of which approximately $225,000 was caused by the termination of mortgage lending activities at the end of 1998. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. Management fee revenues generally include ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Revenues from continuing operations for the third quarter of 1999 include approximately $572,000 for asset management services and disposition fees for a shareholder at market prices.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues increased to $560,008 in the third quarter of 1999 from $525,909 for the comparable period in 1998.

Disposition fees are recorded as revenue when the disposition has been consummated and the asset owner has received the gross proceeds from the transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues increased to $631,796 in the third quarter of 1999 from $194,540 during the corresponding period in 1998. Fees for 1999 primarily reflect a disposition fee paid by a shareholder for asset management services. Of the 1998 amount, a disposition fee of approximately $113,000 was from the resolution of one contract. Contracts with the company's largest client typically do not provide for disposition fees.

Other fees primarily include interest income and net servicing revenues. Other fees for 1998 also include mortgage origination income of approximately $225,000. The company ceased commercial lending operations through a conduit program at December 31, 1998. Other fees decreased $248,813, to $352,586 in the third quarter of 1999 from $601,399 in the same period in 1998.

Expenses from continuing operations decreased $277,946 to $1,661,630 in the third quarter of 1999 from $1,939,576 during the same period in 1998. The decrease primarily reflects staff reductions due to the cessation of mortgage lending activities in December 1998, staff attrition without replacement and a reduction in short- and long-term incentive compensation provisions. Third quarter expenses also include a $50,000 charge for professional fees associated with the engagement of an investment banker to assist the company in pursuing a merger transaction or other strategic initiative.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $254,315 to $1,074,918 for the third quarter of 1999 from $1,329,233 for the same period in 1998. The decreases were primarily caused by lower staffing levels from the termination of mortgage lending activities and from lower administrative staffing levels.

Occupancy, insurance and other operating expenses decreased to $492,724 for the third quarter of 1999 from $514,318 for the third quarter of 1998.

Depreciation and amortization decreased to $93,988 for the third quarter of 1999 from $96,025 for the corresponding period in 1998. The decrease primarily reflects the impact of the sale of the company's headquarters building in May 1999, which resulted in a non-recurring gain of approximately $260,600.

Interest expense decreased to $41,207 for the third quarter of 1999 from $63,188 for the same period in 1998. The decrease primarily reflects the elimination of debt incurred in conjunction with the company's investment in HMR Sweden, L.L.C. and the debt associated with the sale of the company's headquarters building.

The loss from continuing operations decreased $479,851, to a loss of $183,955 in the third quarter of 1999 from a loss of $663,806 in the same quarter of 1998. The loss decreased primarily because of the net increase in revenues, primarily attributable to the receipt of a large disposition fee during the quarter, combined with a significant reduction in personnel expenses.

The income (loss) from discontinued operations changed to a loss of $101,219 in the third quarter of 1999 from income of $579,791 in 1998. During 1998, revenues from discontinued operations included billings to an affiliated entity of approximately $449,000 and equity in earnings of an affiliated entity of approximately $396,000. The increases were primarily attributable to one-time success fees for the placement of a large transaction. Expenses from discontinued operations decreased primarily through the implementation of an expense sharing agreement with a joint venture partner.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues from continuing operations decreased $1,274,057 to $3,432,953 in the first nine months of 1999 from $4,707,010 during the same period in 1998. Revenue components changed significantly, with disposition and incentive fees decreasing by $688,285 and other revenue decreasing by $772,549 in 1999. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue through management, disposition and incentive fees. Management fee revenues generally include ongoing fees with an opportunity for additional, incentive-based compensation at the end of an engagement. Revenues for the first nine months of 1999 include approximately $988,050 for asset management services and disposition fees for a shareholder.

Management fee revenues increased $212,131 to $1,880,801 in the first nine months of 1999 from $1,668,670 for the comparable period in 1998. The increase in management fee revenues for the first nine months of 1999 versus the same period in 1998 is generally attributable to an increase in the number of assets under Crown's management.

Disposition and incentive fee revenues decreased $688,285 to $697,978 in the first nine months of 1999 from $1,386,263 during the corresponding period in 1998. The 1998 amount includes approximately $600,000 for the progressive resolution of one private-sector contract and a disposition fee of approximately $375,000 under one contract with an investment banking client.

Other fees decreased $772,549 to $815,022 in the first nine months of 1999 from $1,587,571 for the same period in 1998. Of the decrease, approximately $616,000 was caused by the cessation of mortgage lending activities in 1998.

Expenses from continuing operations increased $90,366, to $4,824,708, in the first nine months from $4,734,342 during the same period in 1998. Expenses for 1998 include a reduction in the provision for loan losses of $674,000. Excluding the reduction in the provision for loan losses, the decrease in operating expenses primarily reflects staff reduction due to the cessation of mortgage lending activities in December 1998, staff attrition without replacement and a reduction in short- and long-term incentive compensation provisions. Third quarter expenses also include a $50,000 charge for professional fees associated with the engagement of an investment banker to assist the company in pursuing a merger transaction or other strategic initiative.

Personnel expenses decreased $592,782 to $3,181,343 for the first nine months of 1999 from $3,774,125 for the same period in 1998. As discussed previously, the decreases were primarily caused by lower staffing levels from the termination of mortgage lending activities as well as lower administrative staffing levels.

Occupancy, insurance and other operating expenses increased $12,703 to $1,369,926 for the first nine months of 1999 from $1,357,223 for the first nine months of 1998.

The 1998 decrease in provision for loan losses of $674,000, reflects favorable credit experience of Crown's loan portfolio under the FNMA-DUS Program.

The net non-recurring gain of approximately $260,600 in 1999 reflects the gain on sale of the company's headquarters in May 1999.

The charge of $851,452 in 1998 reflects Crown's portion of expenses related to Strategic Realty Capital Corp.'s planned public offering pursuant to a cost-sharing arrangement with the co-sponsors. In March 1998, the company, as a co-sponsor, filed with the SEC to register shares of SRCC, a REIT, in an initial public offering. Due to the unfavorable market conditions for publicly traded REITs, the offering was cancelled. Crown funded offering costs from cash reserves and amounts due from the co-sponsors.

The loss from continuing operations increased $198,115, to a loss of $1,273,127 in the nine months of 1999 from a loss of $1,075,012 during the same period in 1998. The 1998 loss includes a non-recurring loss of approximately $851,000 resulting from the write-off of delayed offering costs, while the 1999 amount includes a gain on the sale of the corporate office facility of approximately $260,000. Excluding the impact of non-recurring items, the loss from operations increased $1,364,443, to $1,391,775 for the nine months of 1999 from $27,332 for the same period of 1998. Operating losses increased primarily because of lower revenues, largely because of lower disposition fees and the cessation of mortgage lending activities.

The income (loss) from discontinued operations changed to a loss of $11,606 in the first nine months of 1999 from income of $236,333 during the same period in 1998. During 1998, revenues from discontinued operations totaled approximately $906,000 and included billings to an affiliated entity of approximately $449,000 and equity in earnings of an affiliated entity of approximately $396,000. The increases were primarily attributable to one-time success fees for the placement of a large transaction. During 1999, revenues for the nine months decreased to approximately $451,000 and were generally to the affiliated entity. During the third quarter, the company disposed of substantially all of its European Operations, including the affiliated entity. Expenses from discontinued operations decreased primarily through the implementation of an expense sharing agreement with a joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $3,123,574 at September 30, 1999 from $1,942,068 at December 31, 1998. The company presently has no bank credit facilities. The company intends to pursue such facilities and to attempt to establish an advancing line for operations as a master servicer.

Crown is incurring operating cash deficits and is funding those deficits using proceeds generated from equity capital raised in 1998. For the foreseeable future, the company expects to fund current operations with cash provided by operations, selective sales of company assets and draws on bank credit facilities. The company has sold its headquarters building in a sale and leaseback transaction. Crown has also sold all of its investment in European Operations (see Note 8 to the financial statements). Additionally, the company is attempting to develop new sources of revenue to reduce or eliminate operating deficits and is seeking other means of funding those deficits.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $951,903 during the first nine months of 1999 compared to $755,065 in the corresponding period of 1998. The 1999 amount increased because of the company's greater net loss for the nine-month period ending September 30, 1999 and the impact of non-recurring charges in 1998.

Investing activities provided cash flows of $5,699,645 during the first nine months of 1999, compared to using funds of $3,986,041 during the comparable time period in 1998. Cash provided from the disposition of European Operations and the sale of the corporate headquarters building were the primary sources of cash in 1999. The investment associated with the acquisition of business in Europe was the primary use of cash in 1998.

Financing activities used cash flows of $3,566,236 during the first nine months of 1999 while providing funds of $6,438,989 for the respective time period in 1998. In May 1999, the company extinguished debt collateralizing its corporate headquarters when the facility was sold and also extinguished debt associated with the European Operations upon the disposition of those operations. In 1998, cash was provided by the issuance of the Series AA Preferred and the Series BB Preferred.

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

Crown's proprietary computer systems and applications are Year 2000 compliant. Crown has installed and tested upgrades to its third-party loan servicing system and believes this system presents no Year 2000 issues for Crown. Crown makes some use of standard commercial software products. To the extent that present versions of these products manifest Year 2000 problems, Crown is acquiring Year 2000-compliant versions or is substituting alternative products that do comply.

The costs Crown has incurred specifically to address Year 2000 issues have been immaterial and are expected to continue to be so. Expenditures have included upgraded hardware for the loan servicing system as well as enhanced telephone and building security systems. Over and above regularly scheduled purchases to keep pace with continuing technological advances, Crown has purchased from operating funds extra supplies of key computer hardware to insure availability as 2000 approaches. Crown also has in place a disaster recovery plan should it need to resume operations for a temporary or extended period in an alternative location due to computer processing failures.

Crown believes it has taken all appropriate steps to maintain Year 2000 compliance. Nevertheless, the Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Crown believes that its ongoing testing of new hardware and software components acquired in the normal course of business will reveal any significant Year 2000 problems, that such problems will be capable of remediation and that Crown's software and hardware will perform substantially as planned when Year 2000 processing begins. There can be no assurance, however, that Crown can achieve Year 2000 compliance without significant additional costs.

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

None

Item 5. - Other Information
---------------------------

None

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

         Exhibit
         Numbers
         -------

         10.79 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Boardroom Consulting AB.

         10.80 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Holding AB.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         On September 7, 1999, the company filed a current report on Form 8-K reporting the company's sale of substantially all of its European Operations. On November 5, 1999, the company filed Form 8-K/A reporting pro forma financial information reflecting the sale transaction.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CROWN NORTHCORP, INC.



Dated: November 22, 1999                    By:     /s/ Ray L. Druseikis
                                               ---------------------------------
                                                    Ray L. Druseikis, Treasurer,
                                                      Controller and Chief
                                                      Financial Officer



                                            By:     /s/ Stephen W. Brown
                                               ---------------------------------
                                                    Stephen W. Brown,
                                                      Secretary

                                INDEX TO EXHIBITS
                                -----------------

         10.79 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Boardroom Consulting AB. (1)

         10.80 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Holding AB. (1)

         27       Financial Data Schedule (2)

         ----------

                  (1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed September 7, 1999.

                  (2)      Filed herewith.