Form 10KSB40
period 1999-12-13
CROWN NORTHCORP INC
filed 2000-03-30
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                          Commission File No.: 0-22936
                                               -------

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

                     1251 Dublin Road, Columbus, Ohio 43215
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 488-1169
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

                     Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 1999 were $5,455,216.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 24, 2000 was $955,456.

         As of March 24, 2000 the issuer had 10,579,060 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format.  Yes [ ]   No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                  PART I.                                                                           PAGES
                                                                                                    -----

Item 1.           Description of Business.....................................................        1

Item 2.           Description of Property.....................................................        3

Item 3.           Legal Proceedings...........................................................        4

Item 4.           Submission of Matters to a Vote of Security Holders.........................        4

                  PART II.

Item 5.           Market for Common Equity and Related Stockholder Matters....................        4

Item 6.           Management's Discussion and Analysis........................................        5

Item 7.           Financial Statements........................................................  F-1 thru F-18

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................................        13

                  PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........................         13

Item 10.          Executive Compensation.....................................................        14

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management.............................................................        17

Item 12.          Certain Relationships and Related Transactions.............................        18

Item 13.          Exhibits and Reports on Form 8-K...........................................        19

                                     PART I
                                     ------

ITEM 1. - DESCRIPTION OF BUSINESS
---------------------------------

BUSINESS OVERVIEW

Crown NorthCorp, Inc is a financial services firm providing comprehensive services to the commercial real estate industry. Third-party asset management and loan servicing are principal businesses of the company. Crown also provides mortgage banking and financial advisory services.

The company is incorporated under the laws of the state of Delaware and was formed in 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors. Crown's corporate headquarters is in Columbus, Ohio. The company also has offices in Atlanta, Georgia; Austin and Dallas, Texas; and Chantilly, Virginia. At December 31, 1999, the company had 37 full-time employees.

The company's primary revenues are from servicing contracts pursuant to which Crown provides management services for commercial real estate and loan assets, the servicing of individual loans and loan portfolios, due diligence reviews, asset underwriting, risk management services and the administration of various corporate and partnership interests. Under these agreements, Crown's revenues may include recurring management or servicing fees, disposition fees associated with transactions and incentive fees based on the overall performance of particular assets under management.

THIRD-PARTY ASSET MANAGEMENT. Crown manages loan and real estate assets for clients which include investment banking firms, partnerships and investment consortiums. Among the services it provides are risk management, in-depth asset analysis and underwriting and land management. A substantial portion of the assets under the company's management are large commercial real estate loans secured by interests in hotels, office buildings, shopping centers and multifamily properties. In many cases, a client asks Crown to reposition or rehabilitate an asset to enhance its value or prepare it for disposition. Crown's asset management contracts are generally for indefinite terms and provide for the management of additional assets from time to time under varying compensation methods. Contracts with one customer, an investment banking firm, accounted for 33% of 1999 revenues.

LOAN SERVICING. The company services loans and other real estate interests for both individual clients and investors in securitized transactions. The company's highly developed servicing systems and procedures have resulted in favorable ratings from two nationally recognized rating agencies, Standard and Poor's Corporation and Fitch IBCA. Operating as a rated servicer, the company services a wide range of commercial real estate interests, including many complex financing arrangements. Crown's servicing capabilities are a fundamental element of all of the company's businesses.

CAPITAL STRUCTURE

Throughout its history, many of the company's competitors in the financial services industry have been significantly larger and better capitalized than Crown. In 1999, the company took several actions related to its capital structure. It retained an investment banking firm to help it explore strategic and financial alternatives. Crown sold its corporate headquarters to increase liquidity, reduce operating expenses and remove owned real estate from its balance sheet. See "Note 3 - Property and Equipment - to the Consolidated Financial Statements." It also sold its European operations to increase liquidity, reduce operating costs and concentrate financial and human resources on the company's domestic asset management and servicing businesses. See "Note 2
- Discontinued Operations and Dispositions - to the Consolidated Financial Statements." These actions led to a series of transactions closed in December 1999 whereby the company, using a combination of cash on hand and borrowed funds, redeemed its Series AA, Series BB and Series B preferred stock and settled certain other obligations. See "Item 6 - Management's Discussion and Analysis." These closings also terminated all voting agreements affecting Crown's common stock as well as all agreements pertaining to the composition of the company's Board of Directors. While these transactions resulted in significant expenses and reduced the size of the company, Crown believes it is now better positioned to grow and develop its core businesses and to seek strategic alliances or capital investments related to those businesses.

RECENT DEVELOPMENTS

In conjunction with the December 1999 transactions to change the capital structure of the company, Crown augmented its asset management, financial advisory and mortgage banking services by assuming the assets and operations of DRS Realty Services, Inc., a commercial real estate services company. The executive officers of DRS have become executive officers of Crown. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons."

Over the past three years, the company had limited authorization to refinance multifamily loans under Fannie Mae's Delegated Underwriting and Servicing Program. The company sold its interests in this program in December 1999. Cash that had been used to collateralize Crown's obligations under the DUS Program was then used in January 2000 to repay debt incurred in the capital restructuring pursuant to the terms of that financing facility. This repayment substantially reduced the company's liquidity. This limited liquidity constrains the company's operations.

Within the constraints of its limited financial capacity, Crown has begun to further develop its mortgage banking and financial advisory business. Operations in these areas are designed to complement and grow the company's servicing and asset management businesses. For example, Crown, either directly or in conjunction with strategic partners, will seek to originate commercial real estate loans for sale to correspondents, with Crown retaining the servicing for those loans.

COMPETITIVE ENVIRONMENT

As noted above, many of Crown's competitors are much larger and better capitalized than the company. While the company feels the quality of its asset management services and rated servicing systems are effective competitive tools, the company's business prospects and potential profitability are nevertheless significantly affected by its ability to align with capital partners and to attract new capital. Until it obtains additional capital resources, for example, Crown will be unable to make the investments in asset portfolios that are often required to secure new asset management or servicing business. Crown, though, is actively seeking to obtain new business through means that do not require the commitment of capital.

In summary, Crown believes that the steps it has taken to restructure its capitalization, develop additional capacity in its core business operations and reduce operating expenses increase the likelihood that the company will return to profitable operations in the foreseeable future. The expenses attributable to the capital restructuring and related transactions significantly affected 1999 operating results. Repayment of debt associated with the capital restructing has substantially reduced Crown's liquidity. The company believes, though, it is now better prepared to attempt to expand business in each of its core business lines and to attract capital resources necessary to compete for financial service business.

ITEM 2. - DESCRIPTION OF PROPERTY
---------------------------------

OFFICES

Crown sold its corporate headquarters in Columbus, Ohio in May 1999 and now leases a portion of the space in the building. See "Note 3 - Property and Equipment - to the Consolidated Financial Statements." The company also leases office space in Atlanta, Georgia and Dallas and Austin, Texas and has assumed DRS' obligations under a lease of office space in Chantilly, Virginia. See "Note 5 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

REAL ESTATE; INTERESTS IN REAL ESTATE; ENTITIES PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES . A principal business of Crown is third-party asset management. The company conducts this business by managing real estate and interests in real estate for the account of others. Generally, the company does not invest in real estate, real estate interests or entities--including partnerships and joint ventures--engaged in real estate activities for its own account. It will, though, make such investments as management believes to be necessary and prudent to secure or retain asset management business. For example, in 1998, in conjunction with entering into an asset management agreement for the Telereit transaction in Sweden, Crown invested approximately $2.5 million in exchange for an indirect ownership interest in Telereit Holding AB. The company recovered this investment in 1999 as part of the disposition of its European operations. Crown must expand its capital base before making similar investments in the future.

REAL ESTATE MORTGAGES. The company generally does not originate or invest in commercial mortgage loans for its own account. Crown has in the past originated loans which were purchased at closing by a loan conduit program. This conduit program ceased operations in 1998. Crown also had a limited license to refinance certain loans for sale to Fannie Mae under that agency's DUS Program with Crown retaining a portion of the credit risk for the loans. Crown sold its DUS business in December 1999. In the future, Crown intends to engage in commercial real estate mortgage brokerage or banking activities for the account of others that complement and support the company's asset management and loan servicing business.

Crown from time to time seeks to acquire the rights to service mortgage loan assets through the negotiated purchase of or successful bid for the servicing rights themselves. Here again, Crown does not anticipate engaging in this activity until it increases its capital resources through strategic alliances or other means.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

The company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.
                                     PART II
                                     -------

ITEM  5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

COMMON STOCK

The company's common stock trades under the symbol "ASET" on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc.

Records maintained by the National Quotation Bureau show the following high and low bid prices for the common stock:

                  QUARTER ENDED             HIGH             LOW
                  -------------             ----             ---
                  March 31, 1998           $3.25            $1.625
                  June 30, 1998            $3.25            $1.75
                  September 30, 1998       $2.375           $1.50
                  December 31, 1998        $1.75            $1.00
                  March 31, 1999           $1.31            $.93
                  June 30, 1999            $1.18            $.31
                  September 30, 1999       $.375            $.18
                  December 31, 1999        $.31             $.03

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 24, 2000, there were approximately 2,630 holders of record of shares of the common stock.

During its 1999 and 1998 fiscal years, the company made no payments of cash dividends or returns of capital on common shares.

The company does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

At December 31, 1999, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

THE COMPANY'S BUSINESSES

The company derives its primary revenues from the financial services it offers to owners and operators of commercial real estate interests. These revenues include third-party asset management and disposition fees, loan servicing fees, fees for due diligence or underwriting reviews, incentive fees based on the overall performance of a contract or pool of assets and interest income. While Crown curtailed mortgage lending operations in 1999, it intends to become more active in mortgage lending for correspondents. Crown utilizes strategic acquisitions and alliances to expand and diversify its core business lines as well as to provide access to capital resources. Management continues to actively pursue strategic alliances and other transactions that would maximize the value of the company's core businesses and expand its capital base.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "would," "contemplated," "believes," "in the future" or comparable language. All forward-looking statements included in this document are based on information available to the company on the date hereof, and the company assumes no obligation to update any such forward-looking statements. It is important to note that the company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- If Crown cannot improve its liquidity through profitable operations, increased revenues, reduced expenses or other means, its ability to operate will be impaired.

- Crown is operating at a loss. These losses will continue until the company is able to realize additional revenues in some or all of its business lines.

- The company may not develop sufficient capital resources through profitable operations, the raising of additional capital or other means to more successfully compete with larger and better capitalized competitors.

- Many of the company's asset management contracts are for an indefinite term, cancelable upon thirty days' notice. If a significant number of these contracts are terminated or modified, this may adversely affect the company's revenues, liquidity and profitability.

- The company presently derives approximately one-third of its revenues from one customer. If this customer relationship is terminated or reduced, this may adversely affect the company's revenues, liquidity and profitability.

- The company currently operates as a rated servicer. If the company no longer were to receive ratings, or if its ratings were downgraded, its ability to retain existing business and to obtain new business in many commercial real estate markets could be limited.

OUTLOOK

Crown intends to continue to offer the commercial real estate industry a comprehensive array of financial services, including third-party asset management, loan servicing, mortgage banking and financial advisory services. To better position itself to deliver these services, the company has taken actions to reduce its size, simplify its capital structure and to augment its core business units. Presently, though, the company has limited liquidity and capital resources. To continue to operate, the company must increase its liquid assets and capital through revenues from new business, investments in the company by strategic partners or both.

The company continues to derive significant revenues from third-party asset management. During 1999, Crown's principal investment banking client continued to place additional assets with the company for management. In 1999, Crown also undertook significant asset management work for a shareholder. The company's asset management activities generally include work on large commercial real estate assets such as loans secured by hotels, office buildings, shopping centers and multifamily projects. In many cases, these assets are not performing according to their terms at the time they are assigned to Crown. For the foreseeable future, the company anticipates that it will continue to derive its primary revenues from third party asset management contracts. Crown is actively seeking ways to increase revenues in this area.

Loan servicing has been and will remain a core business of the company. Generally, Crown services the assets placed with it for management. The company believes its renewed emphasis on mortgage banking activities will provided additional sources of loan servicing business. Other opportunities to grow servicing business lie in negotiated transactions, competitive bidding and investments in assets to be serviced. In the latter case, Crown's limited capital resources require that it align itself with sources of capital or a strategic partner to pursue such opportunities.

Crown continues to maintain favorable servicer ratings with both Standard and Poor's Corporation and Fitch IBCA. The company believes that its ability to operate as a rated servicer is of significant marketing value as Crown seeks to secure additional management and servicing business. The company intends to continue to devote substantial resources to maintaining its capabilities as a rated servicer.

In August 1999, Crown sold its European operations to increase liquidity, reduce operating costs and concentrate financial and human resources on domestic asset management and servicing opportunities in commercial real estate markets. The company believes that profitable financial services opportunities exist in Europe and it will explore these as sufficient resources become available. At this time, Royal Investments Corp. ("Royal"), a company wholly owned by Mr. Roark is doing business in Europe and is funding Crown's salary and benefits expenses for Mr. Roark. See "Item 12 - Certain Relationships and Related Transactions."

While mortgage banking activities were curtailed during 1999 following the termination of a loan conduit program in which the company participated, Crown is again developing its loan origination capabilities as a means to expand asset management and servicing business. The company intends to originate commercial mortgage loans for sale to third parties and to retain the servicing rights to those loans.

Crown intends to return to profitability primarily by increasing revenues from its core asset management and servicing businesses. It is more actively marketing its capabilities as a rated servicer and is developing its commercial loan origination capability. Additionally, Crown has taken steps to reduce operating costs by selling certain assets and moving certain offices and will continue to evaluate means to control operating expenses. Crown recognizes, however, that the foregoing efforts may not be sufficient to overcome continued operating deficits. Therefore, Crown is actively seeking a merger partner or strategic alliance that could enhance the company's capital, revenues or liquidity. There can be no assurance, however, that Crown's actions will produce the intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

Total revenues from continuing operations decreased $459,021 to $5.5 million in 1999 from $5.9 million in 1998, with the largest decreases being attributable to management and incentive fees and the cessation of the mortgage origination activities in 1998. Private-sector asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. Disposition fees increased $279,824 due to the sale of several large assets in the fourth quarter. Crown is continuing its efforts to increase the revenues it receives from its core asset management business and related activities.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees increased $533,522 to $2,635,394 in 1999 from $2,101,872 in 1998. The book value of assets under management increased to $1.4 billion at December 31, 1999 as compared to $993 million at December 31, 1998. Generally, completed and discontinued contracts are being replaced with contracts yielding lower fees.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues increased $279,824 to $970,389 in 1999 from $691,015 in 1998. Disposition fees of $160,000 realized in the fourth quarter of 1999 were from an asset in which Crown had an equity interest.

Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Incentive fees decreased $682,064 to $159,811 in 1999 from $841,875 in 1998. The decrease was attributable to the resolution in 1998 of a number of assets under an incentive-based contract.

Loan servicing fees primarily reflect loan servicing fees generated from Fannie Mae and Ginnie Mae loan portfolios. Loan servicing fees decreased $142,674 to $293,342 in 1999 from $436,016 in 1998. This decrease primarily was due to payoffs of serviced loans.

Mortgage origination fees decreased by $631,216 to ($1,001) in 1999 from $630,215 in 1998. The decrease was due to the curtailment of these activities in 1998 following the termination of a loan conduit program in which the company participated.

Other fees primarily include interest income and net servicing revenues. Other fees increased $378,514 to $427,028 in 1999 from $48,514 in 1998. This increase was predominantly due to earned interest and brokerage fees related to cash management.

Operating and administrative expense changes were as follows:

                                    1999             1998              $ CHANGE     % CHANGE
                                    ----             ----              --------     --------
Personnel                           $4,423,627       $4,373,634        $49,993          1
Insurance, Professional and         $1,090,881       $640,156          $450,472        70
         Other
Occupancy                           $679,944         $752,696          ($72,752)      (10)
Amortization and                    $354,113         $320,093          $34,020         11
         Depreciation
Special non-recurring
         charges                    $1,642,684       $658,986          $983,698       149
Total                               $8,191,249       $6,745,565        $1,444,684      21

Operating and administrative expenses increased approximately $1.44 million to $8.19 million in 1999 from $6.75 million in 1998. Increases in personnel expenses were primarily due to payment of certain severance and accrued vacation expenses associated with the reduction of personnel.

Insurance, professional and other costs increased by $450,472 to $1,090,881 in 1999 from $640,156 in 1998. Included in this category are (i) a loss of $51,156 due to foreign currency transactions related to the European operations sold in the third quarter 1999 and (ii) a gain of $30,263, representing the current year's allocation of the total gain of $259,410 to be recognized from the sale leaseback transaction in May 1999 involving the company's headquarters. Costs incurred in 1998 were $1,314,156, which costs were reduced by $674,000 in 1998 to reflect favorable credit experience with the company's loan servicing portfolio under the Fannie Mae Program.

Occupancy cost decreased $72,752 to $679,944 in 1999 from $752,696 in 1998. The decrease was primarily attributable to the sale of the corporate headquarters.

Amortization and depreciation expenses increased $34,020 to $354,113 in 1999 from $320,093 in 1998. While depreciation of real property was eliminated upon the headquarters sale in May 1999, the company began amortizing over a three-year period capitalized development costs of computer software used in its business.

Special, non-recurring expenses of $1,642,684 were incurred in 1999 in conjunction with the redemption of three series of preferred stock and the settlement of certain other obligations. This sum includes: loan, advisory, legal and other professional fees associated with the restructuring; the settlement of the employment contract of the former President and Chief Operating Officer of the company; a payment in settlement of the company's obligations to an investment banking firm; and various other expenses the company incurred during its exploration of strategic and financial alternatives.

Loss from continuing operations before interest expense increased by $1,904,705 to $2,736,033 in 1999 from $831,328 in 1998 primarily because of the special, non-recurring charges of $1,642,684.

Interest expense decreased $17,658 to $213,985 in 1999 from $231,643 in 1998. The overall decrease was primarily caused by reduced bank borrowings because of additional cash resources available from the prior year's issuance of the Series AA Preferred and the Series BB Preferred.

Discontinued operations losses totaling $125,315 represent the net loss from the disposition of European operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $278,308 to $2,210,451 in 1999 from $1,932,143 in 1998. In January 2000, the company repaid the remaining $1,680,000 balance of a credit facility pursuant to the terms of that facility. This repayment substantially reduced the company's liquidity. The company presently has no bank credit facilities. Crown is actively pursuing such facilities to enhance its liquidity and operating capacity. The company is also seeking to improve its liquidity by generating new business revenues, raising additional capital or entering into strategic alliances with capital partners.

Crown is incurring operating cash deficits and is funding those deficits using cash resources on hand. For the foreseeable future, the company expects to fund current operations with cash provided by operations and the establishment of bank credit facilities. In 1999, Crown improved its liquidity through the sale of certain assets. The company does not anticipate being able to employ similar strategies for the foreseeable future. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. As noted above, the company is also seeking additional capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash increased $278,308 in 1999 compared to a $1.2 million increase in 1998. The 1999 amount increased primarily because $1.7 million in restricted cash was reclassified as a cash equivalent. Operating accounts and overnight investments decreased by $1.5 million in 1999, primarily due to the redemption of the Series AA and BB Preferred and the 1999 operating loss, including recapitalization costs.

Cash flows from operating activities required the use of funds of $1,316,781 in 1999. Operating activities used $1,192,819 in 1998. As discussed above, during 1999, Crown incurred a significantly larger net operating loss than in 1998. In 1999, $1,642,684 in cash was used to defray recapitalization costs.

Investing activities provided cash of $8,271,163 in 1999. Similar activities utilized cash of $1,465,878 in 1998. The change was due primarily to the availability of $3,706,106 in previously restricted cash, $1,548,214 from the sale of the headquarters building, $488,687 from the sale of the Fannie Mae DUS loan portfolio and $3,055,652 from the sale of the company's European operations. See "Note 2 - Discontinued Operations and Dispositions - to the Consolidated Financial Statements."

Financing activities used $6,686,235 in cash in 1999. In 1998, financing activities were a source of $3,935,723 of cash. The 1999 uses included $4,111,236 for principal payments on notes payable and $4,099,999 for redemption of Series AA Preferred and Series BB Preferred. Proceeds from notes receivable from affiliate generated $2,425,000 in cash. In addition, in the fourth quarter of 1999, the company redeemed the remaining $900,000 of Series B Preferred by utilizing the same amount of restricted cash on hand.

YEAR 2000 OPERATIONS

As 2000 approached, there was significant concern among users of data processing systems that certain computer components may incorrectly interpret dates beyond 1999, which could cause computer system failures or errors. Crown assessed both its proprietary and third-party computer systems and applications and determined they presented no Year 2000 processing issues. In fact, Crown's computer hardware and software did perform without disruption as Year 2000 processing began. The company has continued normal computer processing without significant costs attributable to Year 2000 issues.

ITEM  7.  -  FINANCIAL STATEMENTS
---------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                                   PAGE
                                                                                                                   ----
Independent Auditors' Report..............................................................................          F-1

Consolidated Balance Sheets, December 31, 1999 and 1998...................................................          F-2

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998..............................................................................          F-3

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 1999 and 1998.......................................................................          F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999 and 1998.............................................................................          F-5

Notes to Consolidated Financial Statements for the years
   ended December 31, 1999 and 1998.......................................................................          F-7

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Crown NorthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for costs of computer software developed or obtained for internal use to conform with Statement of Position 98-1.

/s/ Deloitte & Touche  LLP


March 24, 2000

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1999 AND 1998

ASSETS                                                                                                     1999            1998

CURRENT ASSETS:
  Cash and cash equivalents                                                                        $  2,210,451    $  1,932,143
  Receivables:
    Accounts receivable trade - net of allowance of $135,000 in 1999 and $100,000 in 1998               454,036       1,161,749
    Affiliated entities                                                                                  32,130         408,026
    Prepaid expenses and other assets                                                                    93,859         122,794
    Net assets of discontinued operations                                                                                21,767
                                                                                                   ------------    ------------

           Total current assets                                                                       2,790,476       3,646,479

PROPERTY AND EQUIPMENT - Net                                                                            268,794       1,696,210

RESTRICTED CASH                                                                                         500,000       4,206,106

GOODWILL - Net of accumulated amortization of $251,304 in 1999 and $253,976 in 1998                     189,974         433,802

OTHER ASSETS:
  Investments in partnerships and joint ventures                                                         81,212       2,998,788
  Loan servicing rights - net of accumulated amortization of $93,629 in 1999 and $316,848 in 1998       434,326         972,028
  Capitalized software cost - net of accumulated amortization of $129,422 in 1999 and $72,932 in
    1998                                                                                                410,696         400,837
  Contract incentive fee receivable                                                                      19,496          92,209
                                                                                                   ------------    ------------

           Total other assets                                                                           945,730       4,463,862
                                                                                                   ------------    ------------

TOTAL                                                                                              $  4,694,974    $ 14,446,459
                                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                                                         $    200,000    $    630,286
  Accrued breakup fees                                                                                  250,000
  Accounts payable                                                                                       96,033         187,946
  Accrued settlement                                                                                    146,810
  Accrued compensation, benefits and payroll taxes                                                                      510,500
  Accrued expenses - other                                                                              202,074         263,566

                                                                                                   ------------    ------------
            Total current liabilities                                                                   894,917       1,592,298

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                                      1,680,000       2,170,225
  Notes payable - affiliates                                                                                            765,725
  Allowance for loan losses                                                                             500,000         576,000
  Deferred gain on sale leaseback                                                                       229,146
  Other                                                                                                                  34,000
                                                                                                   ------------    ------------
            Total long-term obligations                                                               2,409,146       3,545,950

REDEEMABLE PREFERRED STOCK                                                                              500,000       1,400,000

SHAREHOLDERS' EQUITY:
  Common stock                                                                                          112,609         110,651
  Convertible preferred stock:
    Series AA
    Series BB
  Additional paid-in capital                                                                          6,068,208       9,993,864
  Accumulated deficit                                                                                (5,222,853)     (2,147,520)
  Accumulated other comprehensive income (loss)                                                                         (48,457)
  Treasury stock, at cost                                                                               (67,053)           (327)
                                                                                                   ------------    ------------

            Total shareholders' equity                                                                  890,911       7,908,211
                                                                                                   ------------    ------------


TOTAL                                                                                              $  4,694,974    $ 14,446,459
                                                                                                   ============    ============

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999            1998
REVENUES:
  Management fees                                         $  2,635,394    $  2,101,872
  Disposition fees                                             970,389         691,015
  Incentive fees                                               159,811         841,875
  Loan servicing fees                                          293,342         436,016
  Mortgage origination                                                         630,215
  Interest income                                              753,485         793,438
  Income from partnerships and joint ventures                  215,767         371,292
  Other                                                        427,028          48,514
                                                          ------------    ------------
            Total revenues                                   5,455,216       5,914,237
                                                          ------------    ------------
OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                  4,423,627       4,373,634
  Insurance, professional and other                          1,090,881         640,156
  Occupancy                                                    679,944         752,696
  Amortization and depreciation                                354,113         320,093
  Special non-recurring charges, net                         1,642,684         658,986
                                                          ------------    ------------
           Total operating and administrative expenses       8,191,249       6,745,565
                                                          ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE     (2,736,033)       (831,328)

INTEREST EXPENSE                                               213,985         231,643
                                                          ------------    ------------
LOSS FROM CONTINUING OPERATIONS                             (2,950,018)     (1,062,971)

DISCONTINUED OPERATIONS:
  Loss from operations                                         (11,606)       (108,182)
  Loss on sale                                                (113,709)
                                                          ------------    ------------
NET LOSS                                                  $ (3,075,333)   $ (1,171,153)
                                                          ============    ============


LOSS PER SHARE, BASIC AND DILUTED:
  Continuing operations                                   $      (0.26)   $      (0.32)
  Discontinued operations:
    Loss from operations                                                         (0.01)
    Loss on sale                                                 (0.01)
                                                          ------------    ------------
           Total loss per share                           $      (0.27)   $      (0.33)
                                                          ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                         11,200,022      11,000,743
                                                          ============    ============


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        Convertible Preferred Stock
                                                                                ---------------------------------------------
                                                      Common Stock                   Series AA                  Series BB
                                               ---------------------------      ---------------------    --------------------
                                                  Shares                        Shares                    Shares
                                                  Issued        Amount          Issued         Amount     Issued       Amount
                                                  ------        ------          ------         ------     ------       ------
BALANCE, DECEMBER 31, 1997                      10,830,982      $108,310

Comprehensive loss:
  Net loss
  Foreign currency translation adjustment

           Total comprehensive loss
Issuance of common stock                           234,138         2,341           1
Issuance of preferred stock
Issuance of treasury shares                                                                                 1
                                                ----------      --------        ------         ------     ------       ------
BALANCE, DECEMBER 31, 1998                      11,065,120       110,651           1           $            1          $

Comprehensive loss:
  Net loss
  Foreign currency translation adjustment

           Total comprehensive loss
Issuance of common stock                           195,824         1,958
Shares reacquired                                                                 (1)                      (1)
Issuance of treasury shares
                                                ----------      --------        ------         ------     ------       ------

BALANCE, DECEMBER 31, 1999                      11,260,944      $112,609                       $                       $
                                                ==========      ========        ======         ======     ======       =======




                                                                         Accumulated
                                            Additional                       Other                                       Total
                                              Paid-In      Accumulated   Comprehensive         Treasury Stock        Shareholders'
                                              Capital        Deficit     Income (Loss)        Shares       Amount        Equity
                                            ----------     -----------   -------------    ------------    --------       ------
BALANCE, DECEMBER 31, 1997                  $ 4,209,752    $ (976,367)                      (40,093)     $(13,364)    $ 3,328,331

Comprehensive loss:
  Net loss                                                 (1,171,153)                                                 (1,171,153)
  Foreign currency translation adjustment                  ----------      $(48,457)                                      (48,457)
                                                                          ---------                                   -----------
           Total comprehensive loss                        (1,171,153)       48,457                                    (1,219,610)
Issuance of common stock                        196,159                                                                   198,500
Issuance of preferred stock                   5,576,048                                                                 5,576,048
Issuance of treasury shares                      11,905                                      39,683        13,037          24,942
                                            -----------   -----------     ---------      ----------      --------     -----------
BALANCE, DECEMBER 31, 1998                    9,993,864    (2,147,520)      (48,457)           (410)         (327)      7,908,211

Comprehensive loss:
  Net loss                                                 (3,075,333)                                                 (3,075,333)
  Foreign currency translation adjustment                 -----------        48,457                                        48,457
                                                                          ---------                                   -----------
           Total comprehensive loss                        (3,075,333)       48,457                                    (3,026,876)
Issuance of common stock                        107,617                                                                   109,575
Shares reacquired                            (4,132,997)                                  1,481,663      (167,002)     (4,299,999)
Issuance of treasury shares                      99,724                                     800,000       100,276         200,000
                                            -----------   -----------     ---------      ----------     ---------     -----------

BALANCE, DECEMBER 31, 1999                   $6,068,208   $(5,222,853)     $               (682,073)     $(67,053)    $   890,911
                                             ==========   ===========     =========      ==========     =========     ===========



See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(2,950,018)   $(1,062,971)
  Foreign currency translation adjustment                                             48,457
                                                                                 -----------    -----------
  Total comprehensive net loss                                                    (2,901,561)    (1,062,971)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    571,402        594,678
    Decrease in reserve for loan losses                                              (76,000)      (674,000)
    Equity in income from investment in partnerships and joint ventures              135,256       (360,891)
    Loss on abandoned offering                                                                      819,061
    Accretion of deferred gain                                                       (30,263)
    Gain on sale of DUS portfolio                                                   (142,698)
    Deferred income taxes                                                                            10,394
    Payment of board of directors fees by issuance of common stock                   109,575         72,500
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                          1,083,609        290,600
      Income tax refund receivable                                                                   96,345
      Loan servicing rights                                                                        (135,546)
      Prepaid expenses and other assets                                              234,994          5,233
      Accounts payable and accrued expenses                                         (301,095)      (848,222)
                                                                                 -----------    -----------
           Net cash used in continuing operating activities                       (1,316,781)    (1,192,819)

           Net cash provided by (used in) discontinued operating activities           10,161        (32,366)
                                                                                 -----------    -----------
           Net cash used in operating activities                                  (1,306,620)    (1,225,185)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                                      3,706,106        344,660
  Distributions from partnerships and joint ventures                                 (75,389)        53,989
  Investment in partnerships and joint ventures                                                  (1,425,464)
  Increase in other assets                                                                         (253,696)
  Purchase of property and equipment                                                (140,455)       (77,573)
  Proceeds from sale of corporate office                                           1,548,214
  Proceeds from sale of DUS portfolio                                                488,687
  Proceeds from sale of discontinued operations                                    2,744,000
  Purchase of loan servicing rights                                                                (107,794)
                                                                                 -----------    -----------
            Net cash provided by (used in) investing activities                    8,271,163     (1,465,878)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock - net                                                               5,576,048
  Issuance of common stock                                                           200,000        150,942
  Principal payments on notes payable                                             (4,111,236)    (2,553,206)
  Proceeds from notes payable                                                      2,225,000      2,181,000
  Redemption of redeemable preferred stock                                          (900,000)      (600,000)
  Redemption of Series AA preferred stock                                         (3,299,999)
  Redemption of Series BB preferred stock                                           (800,000)
  Abandoned offering costs                                                                         (819,061)
                                                                                 -----------    -----------
            Net cash provided by (used in) financing activities                   (6,686,235)     3,935,723
                                                                                 -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (48,457)
                                                                                 -----------    -----------
NET INCREASE IN CASH DURING THE YEAR                                                 278,308      1,196,203

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,932,143        735,940
                                                                                 -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 2,210,451    $ 1,932,143
                                                                                 ===========    ===========

REDEMPTION OF PREFERRED STOCK THROUGH NOTE PAYABLE                               $   200,000
                                                                                 ===========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONTINUED)

                                1999       1998

SUPPLEMENTAL INFORMATION:

  CASH PAID FOR INTEREST    $149,379   $219,083
                            ========   ========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1.    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its majority owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

      BUSINESS DESCRIPTION - The Company is a specialty financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests. Assets managed are located throughout the United States and Canada and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

      DISCONTINUED OPERATIONS - The Company sold its European operations. See (Note 2).

      LOSS FROM OPERATIONS - The Company incurred a net loss from continuing operations of approximately $2,950,000 and $1,171,000 in 1999 and 1998, respectively. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due. Management has taken actions to reduce its size, simplify its capital structure and increase its core business units. Accordingly, management believes that the Company will be able to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

      CONCENTRATIONS - Private-sector contracts with one customer accounted for 33% and 25% of revenues for 1999 and 1998, respectively, and approximately 23% and 15% of total accounts receivable at December 31, 1999 and 1998, respectively. Certain private-sector contracts are generally cancelable with 30 days notice.

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

      The cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of loan servicing rights is assessed based on the fair value of those rights. The carrying amount of loan servicing rights approximates the fair value.

      CAPITALIZED SOFTWARE COST - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which the Company adopted in 1998. This statement provides guidance on accounting for costs of computer software developed or obtained for internal use. Capitalized software costs are amortized using a straight line basis over 4 to 5 years. During 1999 and 1998, the Company capitalized costs of approximately $66,000 and $275,000, respectively, for computer software developed for internal use. Net of amortization, adoption of this statement reduced 1998 net loss and net loss per share from continuing operations by approximately $250,000 and $.02, respectively.

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

      RESERVE FOR LOAN LOSSES - The Company established an allowance for loan losses to provide for estimated losses in the acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (see
      Note 2). The reserve balance at December 31, 1999 was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans.

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

      LOSS PER COMMON SHARE - Loss per share for 1999 and 1998 is computed as follows:

                                                                       1999               1998
Net loss from continuing operations                                    $(2,950,018)        $(1,062,971)
Series AA convertible preferred stock
  dividends at issuance                                                                     (1,997,268)
Series BB convertible preferred stock
  dividends at issuance                                                                       (500,000)
                                                                       -----------         -----------
Net loss applicable to common stock                                     (2,950,018)         (3,560,239)
Weighted average shares outstanding                                     11,200,022          11,000,743
                                                                       -----------         -----------
Loss per share from continuing operations                              $     (0.26)        $     (0.32)
                                                                       ===========         ===========

      As the Company incurred net losses in 1999 and 1998 there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share".

      MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECENTLY ISSUED ACCOUNTING STANDARD - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and will require adoption beginning January 1, 2001. This new statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. The Company does not anticipate the statement materially impacting its financial position, results of operations or cash flows.

      RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.    DISCONTINUED OPERATIONS AND DISPOSITIONS

      In August 1999, the Company sold its European segment which had interests in HMR Sweden, L.L.C., Catella/Crown NorthCorp Joint Venture AB and a related asset management contract for total consideration of approximately $3,500,000. The selling price was payable in cash and the cancellation of indebtedness to an affiliate of a shareholder-director of approximately $980,000, of which $726,000 was paid from sale proceeds and the remaining amount due in the form of a note payable. The remaining funds were substantially used to pay down long-term debt (see Note 4). The sale resulted in a loss of $113,709 ($.01 per share). Revenues for the European segment were approximately $450,000 and $1,065,00 in 1999 and 1998, respectively.

      In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program (DUS) for net proceeds of $488,687. Pursuant to the sale agreement, $500,000 must be retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds must be held in an escrow account until all of the mortgage loans have been paid off. The transaction resulted in a gain on sale of $142,968.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 1999 and 1998:


                                                     1999              1998

       Land                                                      $   271,845
       Building and improvements                                   1,137,112
       Furniture and equipment                    $ 1,323,742      1,276,877
                                                  -----------    -----------
            Total property and equipment            1,323,742      2,685,834
       Less accumulated depreciation               (1,054,948)      (989,624)
                                                  -----------    -----------
       Property and equipment - net               $   268,794    $ 1,696,210
                                                  ===========    ===========

        In May 1999, the Company sold its corporate headquarters for net proceeds of approximately $1,548,214. On that same date, the Company entered into a lease of a portion of the space in the building. Pursuant to the lease, the Company makes annual rental payments of approximately $160,000 for an initial term of five years, provided however, that the Company may terminate the lease upon six months' notice under certain terms and conditions. The transaction resulted in a deferred gain of $259,410 which is being accreted to income over the initial lease term as a reduction of rent expense. The Company recognized an accreted income of $30,263 in 1999.

4.    NOTES AND BONDS PAYABLE

      Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                                      1999              1998
Promissory Note -14% at December 31, 1999,
  due November 24, 2004                                                              $ 1,680,000
Six-Month Adjustable Rate Industrial Development Revenue
  Bonds, annual principal payments and semi-annual interest payments, 3.65%
  interest rate at December 31, 1998
 based on terms of the indenture, due April 2015, paid off in 1999                                      $ 1,295,000
Convertible Secured Promissory Note - affiliate, interest based upon cash flow with a floor rate of 6.5%, periodic
 payments of principal and interest, due on August 31, 2008 paid off in 1999                                979,754
Installment Note payable, prime plus 0.5% to 8.25% at
  December 31, 1998), monthly payments of $23,021 plus
  interest, remaining principal and interest due February 1, 2002, paid                                     874,815
   off in 1999
Installment Note payable-prime (7.75% at December 31, 1998),
  due February 2002, paid off in 1999                                                                       416,667
Promissory Note for preferred redemption to former shareholders,
  prime (8.5% at December 31, 1999) due December 22, 2000, see Note 8                    200,000
                                                                                      -----------       -----------
  Total                                                                                 1,880,000         3,566,236
 Less current portion                                                                     200,000           630,286
                                                                                      -----------       -----------

Long-term debt                                                                        $ 1,680,000       $ 2,935,950
                                                                                      ===========       ===========




      The scheduled sinking fund redemption and principal repayments of long-term debt are as follows:

      Year ending December 31:
        2000                                  $  200,000
        2004                                   1,680,000
                                              ----------
            Total                              1,880,000
                                              ----------
  Less current portion                           200,000

Total long-term portion                       $1,680,000
                                              ==========

      At December 31, 1999 and 1998, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities. The Company subsequently repaid the $1,680,00 promissory note in 2000 with the proceeds from cash on hand at December 31, 1999.

5.    LEASES

      The Company, in its operations, leases office facilities and equipment. All leases in effect at December 31, 1999, which expire on various dates through 2004, have been classified as operating leases. Rent expense was approximately $425,000 and $412,000 in 1999 and 1998, respectively.

      The future minimum operating lease payments as of December 31, 1999 are as follows:



                                          Equipment        Offices
      Year ending December 31:
        2000                                 $ 117,342        $ 175,150
        2001                                     9,676          173,800
        2002                                                    160,000
        2003                                                    160,000
        2004                                                     63,560
                                             ---------        ---------
      Total                                  $ 127,018        $ 732,510
                                             =========        =========
6.    RELATED PARTY TRANSACTIONS

      In August 1999, the Company sold its interests in HMR., an affiliate controlled by a director-shareholder of the Company (See Note 2). The Company purchased the equity investment in 1998 for approximately $2.5 million in exchange for a 14.23% ownership interest in HMR. The Company funded its investment through a combination of cash on hand and a loan ($980,392) from another affiliate controlled by the director-shareholder. HMR has 13.09% ownership in Telereit Holding AB (Telereit) a Swedish real estate investment trust which holds approximately $614 million in a portfolio of assets in Sweden. In consideration of the director-shareholder's investment in Telereit and the loan from the affiliate controlled by the director-shareholder, the Company agreed to pay 25% of its management and disposition fees and 75% of its incentive fees received under the asset management agreement, net of the Company's expenses, to the director-shareholder. The Company had an interest in an asset management agreement with Telereit which the Company also sold in August 1999 (see Note 2). During 1999 and 1998, the Company paid no amount to the director-shareholder under the agreement. During 1999 and 1998, the Company recorded income from its investment in the partnership of $2,140 and $94,704, respectively.

      In 1999, in connection with the sale of the Company's European segment, the indebtedness of approximatley $980,000, payable to an affiliate controlled by the director-shareholder was cancelled (see Note 2). The note accrued interest in an amount equal to the greater of 6.5% per annum on the outstanding principal amount or an amount based on cash distributions. During 1999 and 1998, the Company paid interest of $37,350 and $38,893, respectively, for an effective rate of interest of 11.9%. Under the terms of a pledge agreement the note was secured by a portion of the Company's interest in the affiliate. A bank, on behalf of the Company, issued letters of credit aggregating approxi- mately $625,000 to partially secure Telereit's obligations under a credit facility. During 1999, the letters of credit were returned to the bank. The Company maintained a restricted cash account, approximately $640,000 at December 31, 1998, related to the letters of credit.

      The Company conducts some of its operations through various joint ventures and other partnership forms that are principally accounted for using the equity method. Included in the Company's revenues for 1999 and 1998 are equity in income (loss) of related companies of approximately $213,600 and $276,600, respectively. The Company also provides services for the ventures and included in revenues for 1999 and 1998 are management, incentive, retainer and disposition fees of approximately $160,000 and $902,000, respectively, related thereto.

      Payments to members of the Board of Directors were made in the form of common stock issuances totaling $109,575 and $72,500 in 1999 and 1998, respectively.

7.    SHAREHOLDERS' EQUITY

      At December 31, 1999 and 1998, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized shares of preferred stock.

      In March 1997, the Company entered into a stock purchase agreement (the "SPA") with Harbert Equity Fund I, L.L.C. ("Harbert Fund") to invest up to $5 million in Common Stock. The Harbert Fund invested $1 million in the Company in March 1997 and additional sums in October and December 1997. On December 31, 1997 the Company and the Harbert Fund entered into Amendment No. 2 to the SPA (the "SPA Amendment") pursuant to which the Harbert Fund agreed to purchase one share of the Company's Series AA Non-Voting Convertible Preferred Stock, par value $.01 per share (the "Series AA Preferred") on the terms and conditions set forth in the SPA Amendment. The liquidation preference was $3,647,185, plus a 12% cumulative dividend from January 26, 1998, the date the transaction was consummated. The holders of the Series AA Preferred had the option to convert the Series AA Preferred into 3,473,510 shares of the Common Stock at any time. The quoted price per common share at the date of issuance of the Series AA Preferred was $1.625, resulting in an effective dividend upon issuance of $1,997,268. In December 1999, the Company redeemed the Series AA
      Preferred and acquired the common stock held by Harbert Fund in exchange for a payment to Harbert Fund of $3,300,000 in cash and $200,000 in the form of a one-year promissory note from the Company guaranteed by a director of the Company.

      In March 1998, the Company entered into a stock purchase agreement (the "Conti SPA") with an affiliate of ContiFinancial Corporation ("Conti") whereby Conti invested $2 million in exchange for one share of the Company's Non-Voting Series BB Convertible Preferred Stock, par value $.01 per share (the "Series BB Preferred") on the terms and conditions set forth in the Conti SPA, and a warrant to purchase up to 200,000 shares of the Company's common stock at $2 per share. The warrant was to vest and expire based upon the occurrence of certain stipulated events. The liquidation preference was $2,000,000, plus a 12% cumulative dividend from the issuance date. The holders of the Series BB Preferred had the option to convert the Series BB Preferred into 1,000,000 shares of the Common Stock at any time. The quoted price per common share at the date of issuance of the Series BB Preferred was $2.50, resulting in an effective dividend upon issuance of $500,000. In December 1999, the Company redeemed the Series BB Preferred and acquired the common stock held by Conti and Conti forfeited its warrants, all in exchange for a payment to cash of $800,000.

      In December 1996, in connection with an acquisition, the Company issued 2,000 shares of Series B Non-Voting, Non-Convertible Redeemable Preferred Stock (the "Series B Preferred"), with a par value of $.01 per share. No dividends of any type were to be paid on the shares. The liquidation value of each Series B Preferred share was $1,000. During 1998 the Company redeemed 600 shares for $600,000. The Company redeemed the remaining 900 shares for $900,000 in December 1999.

      In December 1996, also in connection with an acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Redeemable Preferred Stock (the "Series C Preferred"), with a par value of $.01 per share. The shareholder is entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference. The liquidation preference is $1,000 per Series C Preferred share. Each Series C Preferred share is convertible into 666.67 fully paid shares of Common Stock. The shares can be converted, at the option of the holder, during a 45-day conversion period after the 30-day period in which the average Common Stock closing share price equals or exceeds $1.50. The shares can be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of any unpaid, declared dividends. The Company is required to redeem the Series C Preferred shares as follows:

                   SHARES TO BE REDEEMED         AMOUNT        REDEMPTION DATE

                            250                $ 250,000      December 31, 2001
                            250                  250,000      December 31, 2002
                            ---                ---------
          Total             500                $ 500,000
                            ===                =========

      During 1996, primarily in connection with certain business acquisitions, the Company issued warrants entitling the holders to purchase 403,983 shares of Common Stock at prices ranging from $0.63 to $1.00 per share over periods ranging from 18 months to 5 years after issuance. During 1998, 39,683 warrants were exercised at $0.63 per share. During 1999, 274,300 warrants expired or were forfeited and at December 31, 1999, 65,700 warrants are exercisable. No warrants were exercised in 1999. The weighted average exercise price was $0.73 and $0.83 at December 31, 1999 and 1998, respectively.

      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 25,000 shares of common stock at $1.44 per share. As of December 31, 1999 and 1998 there are 25,000 exercisable warrants which expire November 30, 2003.

      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 50,000 shares of common stock at $2 per share. The warrants vest annually and expire December 1, 2003. Any unvested shares at the date of a change in control of the Company vest immediately. During 1999 the Company issued additional warrants entitling the holder to purchase up to 25,000 shares of common stock at $1.3125 per share. The warrants expire in December 2003. At December 31, 1999 and 1998, the number of exercisable warrants was 45,000 and 10,000, respectively.

      During 1997 the Company issued warrants to an employee entitling the holder to purchase up to 1,000,000 shares of Common Stock at $1.05 per share. The warrants were to vest and expire annually through 2003 pursuant to a schedule based on the anniversary dates of an employment agreement and the Company achieving annual plan goals. At December 31, 1998, there were 200,000 exercisable warrants. In 1999, all exercisable warrants and rights to warrants were forfeited.

      A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's Common Stock at an option price equal to the Common Stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted under this plan as of December 31, 1999.

      The Company applies Accounting Principals Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Based on an estimated volatility of 146%, a weighted average life of 5.2 years (4.9 years in 1998), and a discount rate of 6%, compensation cost, under the method of determination per SFAS 123, would have been approximately $2,700 and $40,000 higher than reported in the consolidated statements of operations, resulting in a net loss from continuing operations of $3,078,000 and $1,127,000 and a loss per share, basic and diluted, of $0.27 and $0.34, for 1999 and 1998, respectively.

8.    BENEFIT PLANS

      The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $24,391 and $28,561 in 1999 and 1998, respectively.

      The Company has a profit sharing stock retirement plan (the "Plan") covering U.S. employees. The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. No amounts were awarded under the Plan in 1999 or 1998.

9.    INCOME TAXES

      For the year ended December 31, 1998, the components of income tax expense consisted of the following:

          Current                                         $ (10,394)
          Deferred                                           10,394
                                                          ---------
          Total income tax (benefit) expense              $       0
                                                          =========

      The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings
      (loss) from continuing operations as follows:

                                                     1999             1998

        Income tax benefit at statutory rate      $(1,045,613)    $ (398,192)
        Non-deductible foreign losses                  42,607         51,963
        Non-deductible amortization                    15,980         15,980
        Non-deductible meals and entertainment          7,516         15,161
        Valuation allowance                         1,296,300        269,900
        Other - net                                  (316,790)        45,188
                                                  -----------     ----------

        Total income tax benefit                  $         0     $        0
                                                  ===========     ==========

      The Company has approximately $4,498,000 of operating loss carryforwards available at December 31, 1999 which expire in varying amounts from 2002 thru 2019.

      Included in loss before taxes is a loss of $153,000 in 1998, from a subsidiary with operations in Europe.

      At December 31, 1999 and 1998 the Company had recorded a net deferred tax asset as follows:

                                      1999           1998
Assets:
  Current:
    Collection allowance          $    45,900    $    34,000
Long-term:
  Loss carryforward                 1,529,000        421,000
  Other                                18,300          8,600
  Valuation allowance              (1,566,200)      (269,900)
                                  -----------    -----------

            Total assets               27,000        193,700
                                  -----------    -----------

Liabilities - long-term:
  Depreciation and amortization                      (52,700)
  Deferred loan servicing             (27,000)      (141,000)
                                  -----------    -----------

            Total liabilities         (27,000)      (193,700)
                                  -----------    -----------


Net deferred tax asset            $         0    $         0
                                  ===========    ===========

10.   CONTINGENCIES

      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the Company.

11.   MORTGAGE SERVICING FOR OTHERS

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $1,406 million and $1,234 million at December 31, 1999 and 1998, respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $44.6 million and $102 million at December 31, 1999 and 1998, respectively.

      Mortgage servicing rights of $243,340 were capitalized in 1998 (none in 1999). Amortization of mortgage servicing rights was $191,713 and $235,293 in 1999 and 1998, respectively.

12.   SEGMENT INFORMATION

      The Company presently operates in one segment as determined in accordance with SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information".

      In 1998 the Company's management recognized three primary business segments: domestic asset management, domestic mortgage origination, and European operations. The segments were created in July 1997 in connection with a restructuring of the Company. Effective December 31, 1998 the Company and the conduit program funding sponsor terminated the Company's correspondent lending relationship and the Company ceased its domestic mortgage origination operations. The European operation segment was discontinued in 1999 (see Note 2).

      The accounting policies for the business segments were the same as those described in the summary of significant accounting policies. There were no intersegment sales. The Company evaluated performance based on operating earnings of the respective business units.

      Summarized financial information concerning the Company's reportable segments for 1998 is shown in the following table:

                                                DOMESTIC      DOMESTIC
                                                 ASSET         MORTGAGE     EUROPEAN
                                               MANAGEMENT    ORIGINATION    OPERATIONS     OTHER        TOTAL
Revenues                                      $ 5,291,522    $ 622,715   $                            $ 5,914,237
(Loss) earnings before income tax                 225,668     (629,653)                 $(658,986)     (1,062,971)
Interest income                                   783,376       10,062                                    793,438
Interest expense                                  185,626       46,017                                    231,643
Amortization and depreciation                     478,421       86,625        29,632                      354,113
Assets                                         10,730,414                  3,718,579                   14,446,459

      The amount in "Other" in the table above represents the net abandoned offering expense, abandoned acquisition credit and the restructuring credit which could not be allocated to any identified business segment.

13.   SPECIAL CHARGES

      The following special charges were incurred by the Company during the years presented:


                                                        1999            1998

          Officer severance                          $ 450,000
          Loan and breakup fees                        510,000
          Professional fees                            489,183
          Abandoned offering expenses                                $ 819,061
          Abandoned acquisition and restructuring
            credits (Note)                                            (160,075)
          Other                                        193,501
                                                     ----------      ---------
          Total special charges, net                 $1,642,684      $  658,98
                                                     ==========      =========


        On December 22, 1999 the Company entered into an agreement with its former President and Chief Operating Officer which called for his resignation from all positions with the Company, the extinguishment of related warrants to acquire stock of the Company and mutual releases for a settlement of $450,000.

        Additionally, the Company incurred expenses related to loan fees and professional fees associated with the 1999 restructuring of the Company.

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

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III
                                    --------

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

The company currently has three directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified.

James F. Russell II, Kevin C. Donahue and Sam Stern have entered into employment contracts with the company for five-year terms beginning January 1, 2000. All other officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors. In addition, Crown has entered into an agreement with Grace Jenkins calling for payments under certain circumstances in the event of a change of control of the company.

The directors and executive officers of the company as of March 28, 2000 are as follows:

NAME                                AGE              POSITION WITH COMPANY
----                               -----             ---------------------
Ronald E. Roark                     49               Chairman and Director
James F. Russell II                 51               President and Chief Executive Officer
Kevin C. Donahue                    42               Executive Vice President and Chief Operating Officer
Sam Stern                           47               Executive Vice President, Treasurer and Chief Financial Officer
Gordon V. Smith                     67               Director
David K. Conrad                     44               Director
Grace Jenkins                       47               Executive Vice President
Richard A. Brock                    50               Senior Vice President
Stephen W. Brown                    49               Secretary

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of March 28, 2000.

RONALD E. ROARK has served as Chairman of the Board of Directors of the company since August 4, 1994 and as Chief Executive Officer of the company from September 13, 1994 to March 28, 2000. He served as Acting President and Chief Operating Officer from August 31, 1996 to April 21, 1997. Since 1995 he has served as President of Royal and, since 1979, has been President of Brookville Associates, Inc.

JAMES F. RUSSELL II was appointed the company's President and Chief Executive Officer on

March 28, 2000. He served as President and Chief Executive Officer of DRS beginning in March 1999. From 1995 through 1998, Mr. Russell was Group Vice President of WMFG National Commercial Lending Division. From 1991 to 1995, he was a Tax Principal in the Real Estate Services Group of Arthur Andersen LLP.

KEVIN C. DONAHUE was appointed the company's Executive Vice President and Chief Operating Officer effective March 28, 2000. He served as Executive Vice President and Chief Operating Officer of DRS beginning in March 1999. From 1996 through 1998, Mr. Donahue served as Director of New Business Development for J.E. Robert Companies. From 1994 to 1996, he served as Crown's Director of Acquisitions and Due Diligence.

SAM STERN was appointed the company's Executive Vice President, Treasurer and Chief Financial Officer effective March 28, 2000. He served in similar capacities with DRS beginning in March 1999. From 1995 to 1998, Mr. Stern served as a Portfolio Manager for J.E. Robert Companies. In 1993 and 1994, he was a Senior Asset Manager with Ameribanc Savings Bank FSB.

GORDON V. SMITH has served as a director of Crown since October 1, 1996. He has been Chairman of the Board of Miller and Smith Holding, Inc. since 1964. From 1985 to 1994, he served as Chairman and Chief Executive Officer of Providence Savings and Loan Association, F.A. Mr. Smith has served as a director of Bank Plus since 1996 and as its Chairman since 1998.

DAVID K. CONRAD has served as a director of Crown since January 5, 2000. Mr. Conrad is a partner in the law firm of Bricker & Eckler LLP and has been affiliated with that firm since 1980. The firm provides legal services to the company.

GRACE JENKINS has served as Executive Vice President of Crown since March 6, 1997. She served as a Vice President of the company from September 13, 1994 to that date. Since November 1991, she has served Crown in various capacities related to administration and management information systems.

RICHARD A. BROCK has served as Senior Vice President of Crown since March 6, 1997. He was Chief Financial Officer from that date to September 1, 1999. He also served as Treasurer from September 13, 1994 to September 1, 1999. He has served Crown in various financial and asset management capacities since 1991.

STEPHEN W. BROWN has served as Secretary of Crown since September 13, 1994 and as Corporate Counsel since August 1996. Since March 1992, he has served Crown in various asset management capacities and as a legal counsel.

ITEM  10.  -  EXECUTIVE COMPENSATION
------------------------------------

The following table sets forth information for the year ended December 31, 1999 with respect to the Chief Executive Officer, each of the four most highly compensated executive officers other than the Chief Executive Officer and certain other individuals.


                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
Ronald E. Roark,                  1999             $300,000               $0                 $10,000
Chairman and                      1998             $300,000               $0                 $10,000
CEO (1)                           1997             $300,000               $0                 $10,000

Grace Jenkins,                    1999             $113,716             $25,000              $10,000
Executive Vice President(2)       1998             $103,716               $0                 $10,000
                                  1997              $98,905               $0                 $10,000

Richard A. Brock, Senior          1999             $111,573             $20,000              $10,000
Vice President                    1998             $104,930               $0                 $10,000
                                  1997             $105,452               $0                 $10,000

Ray L. Druseikis,                 1999              $99,144               $0                 $6,950
Treasurer, Controller             1998              $89,311               $0                 $5,400
and Chief Financial               1997              $80,059               $0                   $0
Officer (3)

Stephen W. Brown,                 1999              $70,568               $0                 $2,933
Secretary and Corporate           1998              $67,368               $0                 $2,800
Counsel                           1997              $65,040               $0                 $2,710

Harold E. Cooke,                  1999             $750,843               $0                 $10,000
President and                     1998             $227,400            $150,000              $10,000
COO (4)                           1997             $196,324               $0                 $10,000


John S. Koczela,                  1999             $152,949             $75,000              $7,916
Executive Vice                    1998             $184,807             $20,000              $61,701
President (5)                     1997             $125,000             $30,000              $44,411


(1) Mr. Roark has served as Chairman of the company since August 4, 1994 served as its CEO from September 13, 1994 through March 28, 2000. The company pays family medical coverage premiums, an automobile allowance and disability insurance premiums on his behalf. Royal is funding Crown's salary and benefit expenses for Mr. Roark. See "Item 12 - Certain Relationships and Related Transactions ." Mr. Roark's annual salary was reduced to $200,000, commencing January 1, 2000.

(2) Ms Jenkins has served as Executive Vice President of Crown since March 6, 1997. The company and Ms. Jenkins have entered into an agreement effective January 1, 1999 providing for a performance-based bonus, warrants to purchase up to 75,000 shares of common stock at prices ranging from $1.3125 to $2.00 per share and for continued salary payments for up to one year in the event of a change of control of Crown.

(3) Mr. Druseikis served as Treasurer, Controller and Chief Financial Officer of Crown until his resignation February 11, 2000.

(4) Mr. Cooke served as President and COO of the company from April 22, 1997 until December 22, 1999. The figure for 1999 includes a payment of $450,000 from the company to Mr. Cooke in settlement of his employment contract.

(5) Mr. Koczela served as Executive Vice President of Crown from March 6, 1997 to September 3, 1999, administering the company's European operations. Mr. Koczela holds warrants to purchase 25,000 shares of common stock at $1.4375 per share.

Each director who is not an employee of Crown is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended, plus expenses. The company makes retainer and attendance payments to directors quarterly in the form of common stock based on the closing price of the common stock on the last day of a quarter.

ITEM  11.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

The following table sets forth security ownership information regarding the common stock as of March 28, 2000 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                             NAME                               NUMBER OF SHARES            APPROXIMATE
                             ----                               OF COMMON STOCK             PERCENT OF CLASS
                                                                ----------------            ----------------
Ronald E. Roark (1)(2)                                                  4,629,300                     43.4%
Tucker Holding Company, Ltd. (2)                                        4,207,500                     39.4%
Asdale Limited (3)                                                       976,924                       9.1%
The Gordon V. and Helen C. Smith Foundation (4)                         1,795,100                     16.8%
Gordon V. Smith (4)                                                     1,795,100                     16.8%
David K. Conrad (5)                                                         500                        (9)
Grace Jenkins (6)                                                         55,000                       (9)
Richard A. Brock (7)                                                      25,000                       (9)
Stephen W. Brown (8)                                                      10,000                       (9)
James F. Russell II                                                       -----                       -----
Kevin C. Donahue                                                          -----                       -----
Sam Stern                                                                 -----                       -----
All directors and executive officers as a group                         6,514,900                      61%
(9 persons)

(1) Includes (a) 4,207,500 shares held by Tucker Holding Company, Ltd., of which Mr. Roark is the managing member, (b) 400,000 shares held by Royal, of which Mr. Roark is president, as trustee and (c) 4,600 shares held by his wife and (d) 17,200 shares held by Trident Air Services, Inc., of which Mr. Roark is president.

(2) Tucker holds 4,207,500 shares of common stock. Until January 27, 1997, Mr. Roark held an 80% ownership interest in Tucker and Louis J. Castelli, formerly the President and Chief Operating Officer of the company, held a 20% ownership interest. On that date, Messrs. Roark and Castelli entered into a securities purchase agreement whereby Mr. Roark agreed to purchase Mr. Castelli's remaining ownership interest in Tucker for a total of $400,000. The remaining balance of $62,500 is due on or before September 1, 2000. Tucker has pledged 130,432 shares of common stock to secure the remaining obligations under this agreement.

(3) The mailing address for Asdale Limited is 44 Lowndes Street, London SW1X 9HX, England.

(4) The mailing address for The Gordon V. and Helen C. Smith Foundation and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 1,256,423 shares of common stock. The Smith Foundation holds 538,677 shares of common stock. Mr. Smith, as President of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(5) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215.

(6) Represents warrants to acquire 10,000 shares of common stock at $.63 per share, 20,000 shares of common stock at $2.00 per share and 25,000 shares at $1.3125 per share.

(7) Represents warrants to acquire 25,000 shares of common stock at $.63 per share.

(8) Represents warrants to acquire 10,000 shares of common stock at $.63 per share.

(9)      Less than 1%.

TERMINATION OF CERTAIN AGREEMENTS

VOTING AGREEMENTS. Mr. Roark and Tucker had entered into voting agreements with the holders of the company's Series AA and Series BB Convertible Preferred Stock. Those agreements terminated when the company redeemed those series in December 1999.

AGREEMENT REGARDING COMPOSITION OF BOARD OF DIRECTORS. Under the terms of the Series AA Preferred and the voting agreement referred to above, the holder of that series had the right to designate a majority of Crown's Board of Directors. That right terminated with the redemption of that series in December 1999.

ITEM  12.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------

In conjunction with entering into an asset management agreement with Telereit Holding AB for a portfolio of assets in Sweden and placing the transaction, Crown in 1998 made an equity investment in Telereit Holding through HMR Sweden, L.L.C., an affiliate of a director-shareholder. HMR Sweden, in turn, invested in Telereit Holding. In August 1999, HMR Sweden transferred to Crown, in complete redemption of Crown's interests in HMR, those shares and owner's debt representing Crown's equity investment in Telereit Holding. As part of its disposition of European operations, Crown sold those shares and owner's debt to Catella Holding AB for $3,470,000 cash. From the proceeds of sale, the company repaid MarRay Investments, LLC, another affiliate of that director-shareholder, $979,754 in satisfaction of indebtedness the company incurred in conjunction with its investment in Telereit. The company also paid the director-shareholder from the proceeds the sum of $726,000 in satisfaction of the company's obligations to it under a certain payment of fees agreement entered into between the director-shareholder and Crown in consideration of HMC's investment in Telereit and the loan from MarRay.

Also in conjunction with the sale of European operations, Crown entered into an agreement with Royal Investments Corp., a company wholly owned by Mr. Roark. Pursuant to this agreement, Royal acquired for no consideration Crown's European operations that remained after the sale to Telereit, which consisted primarily of non-operating companies. Royal funds Crown's salary and benefit expenses for Mr. Roark. See "Item 10 - Executive Compensation."

In December 1999, Crown redeemed the Series AA Preferred with a payment of $3.3 million cash and delivery of a $200,000 promissory note. Mr. Smith has guaranteed Crown's obligations under this note.

The company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities. See "Note 7 - Related Party Transactions - to Consolidated Financial Statements."

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

a)       The following exhibits are filed as part of this report:

Exhibit
Number             Exhibit                                    Method of Filing
-------            ------                                     ----------------

3.3      Restated Certificate of Incorporation                Filed herewith.

3.4      Bylaws                                               Filed herewith.

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

4.5      Certificate of Designation for Series BB             Incorporated by reference to
         Crown Convertible Preferred Stock, par value         NorthCorp, Inc.'s Form
         10-KSB filed $.01 per share, of Crown                March 30, 1998.
         NorthCorp, Inc.

10.79    Purchase and sale agreement between                  Incorporated by reference to Crown
         Crown NorthCorp, Inc. and Catella                    NorthCorp, Inc.'s Form 10-QSB filed
         Boardroom Consulting AB                              November 22, 1999.

10.80    Purchase and sale agreement between                  Incorporated by reference to Crown
         Crown NorthCorp, Inc. and Catella                    NorthCorp, Inc.'s Form 10-QSB filed
         Holding AB                                           November 22, 1999.

10.81    Crown NorthCorp, Inc.'s receipt of                   Filed herewith.
         various documents from Harbert Equity
         Fund I, L.L.C.

10.82    Purchase and sale agreement between                  Filed herewith.
         ContiWest Corporation and Crown
         NorthCorp, Inc.

21.4     Subsidiaries of Crown NorthCorp, Inc.                Filed herewith.

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


                                                 Crown NorthCorp, Inc.


Date:    March 29, 2000                 By:     /s/ James F. Russell II
                                             ------------------------------
                                                James F. Russell II
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 29, 2000                 By:      /s/ Ronald E. Roark
                                             ------------------------------
                                                 Ronald E. Roark
                                                 Chairman of the Board

Date:    March 29, 2000                 By:      /s/ James F. Russell II
                                             ------------------------------
                                                James F. Russell II
                                                President and  Chief Executive
                                                Officer
                                                (Principal Executive Officer)

Date:    March 29, 2000                 By:      /s/ Sam Stern
                                             ------------------------------
                                                 Sam Stern
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer
                                                 (Principal Accounting Officer)

Date:    March 29, 2000                 By:      /s/ Stephen W. Brown
                                             ------------------------------
                                                 Stephen W. Brown
                                                 Secretary


Date:    March 29, 2000                 By:      /s/ David K. Conrad
                                             ------------------------------
                                                 David K. Conrad
                                                 Director


Date:    March 29, 2000                 By:      /s/ Gordon V. Smith
                                             ------------------------------
                                                 Gordon V. Smith
                                                 Director

                                INDEX TO EXHIBITS
                                -----------------

3.3      Restated Certificate of Incorporation. (1)

3.4      Bylaws. (1)

4.2 Certificate of Designation for Series B Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (2)

4.3 Certificate of Designation for Series C Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (2)

4.4 Certificate of Designation for Series AA Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)

4.5 Certificate of Designation for Series BB Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (4)

10.79 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Boardroom Consulting AB (5)

10.80 Purchase and sale agreement between Crown NorthCorp, Inc. and Catella Holding AB (5)

10.81 Crown NorthCorp, Inc.'s receipt of various documents from Harbert Equity Fund I, L.L.C. (1)

10.82 Purchase and sale agreement between ContiWest Corporation and Crown NorthCorp, Inc. (1)

21.4     Subsidiaries of Crown NorthCorp, Inc. (1)

27       Financial Data Schedule (1)
-----------
(1)      Filed herewith.

(2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed January 24, 1997.
(3) Incorporated by reference to Crown NorthCorp, Inc.'s Form 8-K filed February 20, 1998.
(4) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 30, 1998.
(5) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed November 22, 1999.