Form 10QSB
period 2000-03-31
CROWN NORTHCORP INC
filed 2000-05-15
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000
                                                  --------------

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

         As of April 30, 2000, the issuer had 10,579,060 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
 Yes      No  X
     ---     ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                  PART I                                                   PAGES
                                                                           -----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 2000
        and December 31, 1999 ................................................1

        Condensed Consolidated Statements of Operations for the
        first quarter and the three months ended March 31, 2000 and 1999......2

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2000 and 1999............................3

        Notes to Condensed Consolidated Financial Statements-
        March 31, 2000 and 1999...............................................4

Item 2. Management's Discussion and Analysis..................................7

                  PART II

Item 1. Legal Proceedings....................................................12

Item 2. Changes in Securities................................................12

Item 3. Defaults Upon Senior Securities......................................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

Item 5. Other Information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

        (a)    Exhibits .....................................................12

        (b)    Reports on Form 8-K...........................................12


Signature....................................................................13


Exhibit Index................................................................14

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                                      2000                 1999
                                                            ----                 ----

CURRENT ASSETS:
  Cash and cash equivalents                              $   207,220          $2,210,451
  Accounts receivable - net                                  282,806             454,036
  Prepaid expenses and other assets                           70,354             125,989
                                                         -----------          ----------

            Total current assets                             560,380           2,790,476

PROPERTY AND EQUIPMENT - Net                                 250,797             268,794

RESTRICTED CASH                                              500,000             500,000

OTHER ASSETS - net                                         1,388,225           1,135,704
                                                         -----------          ----------

TOTAL                                                    $ 2,699,402          $4,694,974
                                                         ===========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                      $   735,587          $  894,917
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion             115,000           1,680,000
  Allowance for loan losses & other                          880,059             729,146
                                                         -----------          ----------
            Total long-term obligations                      995,059           2,409,146

REDEEMABLE PREFERRED STOCK                                         0             500,000

SHAREHOLDERS' EQUITY:
  Common stock                                               112,609             112,609
  Convertible preferred stock:
    Series AA
    Series BB

  Additional paid-in capital                               6,518,208           6,068,208
  Accumulated deficit                                     (5,595,008)          5,222,853)
  Treasury stock, at cost                                    (67,053)            (67,053)
                                                         -----------          ----------

            Total shareholders' equity                       968,756             890,911
                                                         -----------          ----------

TOTAL                                                    $ 2,699,402          $4,694,974
                                                         ===========          ==========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                2000                 1999
                                                ----                 ----

REVENUES:
  Management fees                           $   525,218          $   854,395
  Disposition and incentive fees                200,000               32,373
  Other                                         303,388              487,444
                                            -----------          -----------
            Total revenues                    1,028,606            1,374,212
                                            -----------          -----------

EXPENSES:

  Personnel                                     958,934            1,169,844
  Occupancy, insurance and other                357,404              469,122
  Interest                                        5,734               66,781
  Depreciation and amortization                  58,997               91,467
                                            -----------          -----------
            Total expenses                    1,381,069            1,797,214
                                            -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES              (352,463)            (423,002)

INCOME TAX (BENEFIT)                                400               19,400
                                            -----------          -----------

NET INCOME (LOSS)                           $  (352,863)         $  (442,402)
                                            ===========          ===========


LOSS PER SHARE - BASIC AND DILUTED          $     (0.03)         $     (0.04)
                                            ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          11,200,022           11,084,396
                                            ===========          ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                 2000                 1999
                                                                                 ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $  (352,863)         $ (423,002)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                 87,497             135,582
    Decrease in reserve for loan losses                                                0                   0
    Accrued abandonment cost settlement                                                0
    Other - net                                                                        0            (100,570)
    Change in operating assets and liabilities:
      Accounts receivable                                                        203,497              62,616
      Prepaid expenses and other assets                                           73,687             (22,268)
      Accounts payable and accrued expenses                                     (209,710)           (214,377)
                                                                             -------------------------------

            Net cash used in operating activities                               (197,892)           (562,019)
                                                                             -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (16,711)            (28,502)
  Increase in goodwill                                                          (225,000)                  0
  Other                                                                            3,666             (24,757)
                                                                             -------------------------------

            Net cash used in investing activities                               (238,045)            (53,259)
                                                                             -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                    245,000             125,000
  Principal payments on notes payable                                         (1,745,000)           (259,065)
  Redemption of preferred stock                                                 (500,000)                  0
  Increase in additional paid-in capital                                         450,000                   0
  Decrease in long term contract receivable                                      (17,294)                  0
                                                                             -------------------------------

            Net cash provided (used) by financing activities                  (1,567,294)           (134,065)
                                                                             -------------------------------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                            (2,003,231)           (749,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                              2,210,451           1,942,068
                                                                             -------------------------------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                      207,220           1,192,725
                                                                             -------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                            5,734              52,299
                                                                             -------------------------------

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.       General and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1999. Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.       Loss Per Common Share

         The loss per share for the three months ended March 31, 2000 and 1999 is computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. The company's Series AA and Series BB Preferred Stock issuances which were redeemed in December 1999 contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discount of $2,497,268 was recognized as preferred stock dividends at the date of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. As the company had a net loss applicable to common stock for the three months ended March 31, 1999, there were no potential common shares included in the computation of the diluted per-share amount.

3.       Receivables

         Receivables consist of the following at March 31, 2000 and December 31, 1999:

                                                         2000            1999
                                                         ----            ----
        Trade                                         $343,921         $556,906

        Affiliates                                      32,130           32,130

        Shareholders                                     6,279                0

        Employees                                            0                0
                                                      --------         --------

         Total                                         382,330          589,036

        Less: Allowance for doubtful accounts           99,524          135,000
                                                      --------         --------

         Receivables-net                              $282,806         $454,036
                                                      ========         ========


        The affiliate receivable is for management fees and expense reimbursements from a venture in which the company had a 50% investment interest but which was sold in the third quarter of 1999. The shareholders receivable is for contractual asset management services performed under standard terms and is due currently.

  4.    Property and Equipment

        Property and equipment consists of the following at March 31, 2000 and December 31, 1999:

                                                   2000                 1999
                                                   ----                 ----

        Land                                   $         0          $         0

        Building and improvements                        0                    0

        Furniture and equipment                  1,331,995            1,323,742

         Total property and equipment            1,331,995            1,323,742

        Less accumulated depreciation           (1,081,198)          (1,054,948
                                               -----------          -----------

         Property and equipment - net          $   250,797          $   268,794
                                               ===========          ===========

  5.    Stockholders' Equity; Redemption of Series C Preferred

        At March 31, 2000, the company has 1,000,000 authorized shares of preferred stock.

        On March 31, 2000, the company redeemed the outstanding 500 shares of Series C Non-Voting, Convertible Redeemable Preferred Stock with a payment of $50,000 cash. In December 1999, Crown redeemed its Series AA Non-Voting Convertible Preferred Stock, Series BB Non-Voting Convertible Preferred Stock and Series B Non-Voting, Non-Convertible Redeemable Preferred Stock. As a result of these redemptions, the company presently has no preferred stock outstanding.

6.      Contingencies

        The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial statements of the company.

7.      Statements of Financial Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company has implemented the provisions of this statement beginning January 1, 2000. The company does not anticipate that adoption of this statement will materially impact its financial position, results of operations or cash flows.

8.      Segment Information

        In 1999, the company sold its European operations and curtailed its mortgage origination businesses, each of which had constituted a business segment. Crown presently operates in one business segment as determined in accordance with SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information."

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

The company's primary revenues are from the financial services it provides to owners and operators of commercial real estate interests. Revenues include third-party asset management and disposition fees, fees for due diligence or underwriting revenues, incentive fees based on the overall performance of a contract or pool of assets, loan servicing fees and interest income. Crown curtailed mortgage lending operations in 1999 but is now seeking to engage in mortgage lending for correspondents. Management is actively pursuing strategic alliances and other transactions that would expand and diversify its core businesses and provide access to capital resources.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o Crown's largest customer has advised the company that it intends to transfer substantially all of its servicing to another servicer later this year. If the company is not successful in replacing this business, its ability to operate will be impaired.

o The company's ability to operate will also be impaired if it cannot improve its liquidity through profitable operations, increased revenues, reduced expenses or other means.

o Crown is currently operating at a loss. These losses will continue until the company is able to realize additional revenues in some or all of its business lines.

o The company may not develop sufficient capital resources through profitable operations, the raising of additional capital or other means to more successfully compete with larger and better capitalized competitors.

o Crown currently operates as a rated servicer. If the company no longer were to receive ratings, or if its ratings were downgraded, its ability to obtain new business in certain commercial real estate markets could be limited.

OUTLOOK

The company offers the commercial real estate industry comprehensive financial services including third-party asset management, loan servicing, financial advisory services and mortgage banking. Crown has reduced its size and simplified its capital structure to better position its business units to deliver these services. The company, though, presently has very limited liquidity and capital resources. To continue to operate, Crown must increase its liquid assets and capital through revenues from new businesses, investments in the company by strategic partners or both.

Loan servicing has been and will continue to be a core business. The company's largest servicing client has advised that it intends later this year to consolidate servicing activities it has placed with multiple companies, including Crown, into another servicer. Crown is aggressively working to develop new servicing business through negotiated transactions, competitive bidding and recurring business from other clients. In those instances where market conditions dictate that a servicer invest in assets or portfolios, Crown must align itself with a strategic partner or source of capital to pursue the business, given the company's limited liquidity and capital resources.

Crown is actively seeking ways to increase the revenues it receives from third-party asset management assignments. Activities in this area typically involve work on large commercial real estate assets such as loans secured by hotels, office buildings or multifamily projects. Many of these loans have complex financing terms. Additional asset management assignments may lead to increased servicing business, as the company often services assets placed under its management.

During the first quarter of 2000, the company did not earn material revenues from its mortgage banking or financial advisory services. Management believes these services are complementary to Crown's asset management and loan servicing activities and is thus taking steps to develop mortgage banking and financial advisory business and revenues.

While moving to increase revenues in its business lines, Crown has taken and will continue to take steps to lower its operating expenses. In this regard, the company has reduced staff and is seeking means of reducing occupancy expenses.

Crown intends to achieve profitability by replenishing revenues in its core business lines, developing new sources of revenue and aggressively controlling operating costs. Given the company's presently limited liquidity and capital resources, these efforts alone will likely not be sufficient to overcome deficits and then sustain profitable operations. The company therefore actively seeks a merger partner or strategic alliance that could enhance

Crown's capital, revenues or liquidity. There can be no assurance that Crown's actions will produce the intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 1999

Total revenues decreased $345,606 to $1,028,606 for the first three months of 2000 from $1,374,212 during the same period in 1999. This was primarily due to a decrease in asset management fees of $329,177 in 2000. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide a significant portion of the company's revenue. Management fee revenues generally include ongoing fees with the opportunity for additional, incentive-based compensation at the end of any engagement.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of the assets under management or from original base monthly amounts. Management fee revenues decreased $329,177, or 38%, to $525,218 in the first three months of 2000 from $854,395 for the comparable period in 1999. The lower management fee revenues for the three-month period in 2000 versus the same period in 1999 were primarily attributable to a decrease in the number of assets under the company's management.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues increased to $200,000 in the first three months of 2000 from $32,373 during the corresponding period in 1999.

Other fees decreased $184,056, to $303,388 in the first three months of 2000 from $487,444 in the same period in 1999. Other fees for 2000 primarily includes interest income, income from joint ventures and net servicing revenues. Interest income increased to by $111,739 to $231,739 in 2000 from $120,000 for the same period in 1999. However, other fees decreased by a net of $295,795 in the first quarter of 2000 as compared to the same period in 1999, primarily as a result of the company's sale of European operations in August 1999 and the sale of its FNMA DUS servicing portfolio in December 1999.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $210,910, or 18%, to $958,394 for the first three months of 2000 from $1,169,844 for the same period in 1999. The decreases were primarily caused from lower staffing levels, with resultant decreases in salaries, payroll taxes and benefits expenses.

Occupancy, insurance and other operating expenses decreased to $357,404 for the first three months of 2000 from $469,122 for the first three months of 1999. The decrease is due primarily to the sale of the corporate headquarters in May 1999.

Interest expense decreased to $61,047 for the first three months of 2000 from $66,781 for the same period in 1999. The decrease primarily reflects reduced short-term borrowings.

Depreciation and amortization decreased to $58,997 for the first three months of 2000 from $91,467 for the corresponding period in 1999. The decrease primarily reflects the impact of the sale of the company's headquarters in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $2,003,321 to $207,220 at March 31, 2000 from $2,210,451 at December 31, 1999. The decrease in cash is due primarily to the payment of $1,680,000 in short-term debt in January 2000. This repayment substantially reduced the company's liquidity. The company presently has no bank credit facilities. Crown is actively pursuing such facilities to enhance its liquidity and operating capacity. The company is also seeking to improve its liquidity by generating new business revenues, raising additional capital or entering into strategic alliances with capital partners.

Crown is incurring operating cash deficits and is funding those deficits using cash resources on hand. For the foreseeable future, the company expects to fund current operations with cash provided by operations and the establishment of bank credit facilities. In the past, the company has improved its liquidity through the sale of certain assets. The company does not anticipate being able to employ similar strategies for the foreseeable future. Crown continues to attempt to develop new sources of revenue and to reduce operating expenses. The company also is actively seeking additional capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $197,892 for the first three months of 2000. Operating activities used $562,019 in the corresponding period of 1999. The majority of the change was caused by a reduction of $209,710 in accounts payable and accrued liabilities.

Investing activities used $238,045 during for the first three months of 2000. Similar activities used $53,259 for the same time period in 1999. The increase was primarily caused by assumption of $225,000 of debt in accordance with the restructure approved by the Board in December 1999.

Financing activities used $1,567,294 in the first three months of 2000. Financing activities used $134,065 during the same time period in 1999. The change is primarily attributable to repayment of $1,745,000 in short-term debt incurred in consumption with the December 1999 restructuring.

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

                                       CROWN NORTHCORP, INC.



Dated: May 15, 2000                    By: /s/ Sam Stern
                                          -------------------
                                           Sam Stern, Executive Vice President,
                                             Treasurer and Chief
                                             Financial Officer

                                       By: /s/ Stephen W. Brown
                                          --------------------------
                                           Stephen W. Brown,
                                             Secretary

                                INDEX TO EXHIBITS

         27       Financial Data Schedule (1)

         -----------------

                  (1) Filed herewith.