Form 10QSB
period 2000-06-30
CROWN NORTHCORP INC
filed 2000-08-11
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000
                                                  -------------

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

         As of July 31, 2000, the issuer had 10,818,660 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                  PART I-FINANCIAL INFORMATION                                  PAGES
                  ----------------------------                                  -----

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999 ................................................ 1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 2000 and 1999........ 2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999............................... 3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 2000 and 1999................................................ 4

Item 2.    Management's Discussion and Analysis.................................. 7

                  PART II-OTHER INFORMATION
                  -------------------------

Item 1.    Legal Proceeding...................................................... 12

Item 2.    Changes in  Securities................................................ 12

Item 3.    Defaults Upon Senior Securities....................................... 12

Item 4.    Submission of Matters to a Vote of Security Holders................... 12

Item 5.    Other Information..................................................... 12

Item 6.    Exhibits and Reports on Form 8-K...................................... 13

           (a)    Exhibits ...................................................... 13

           (b)    Reports on Form 8-K............................................ 13


Signatures....................................................................... 14


Exhibit Index.................................................................... 15

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                                     2000                1999
                                                           ----                ----

CURRENT ASSETS:
  Cash and cash equivalents                             $    39,272         $ 2,210,451
  Accounts receivable - net                             $   237,684         $   486,166
  Prepaid expenses and other assets                     $   120,639         $    93,859
                                                        -----------         -----------

            Total current assets                        $   397,595         $ 2,790,476

PROPERTY AND EQUIPMENT - Net                            $   229,922         $   268,794

RESTRICTED CASH                                         $   500,000         $   500,000

OTHER ASSETS - net                                      $ 1,207,135         $ 1,135,704
                                                        -----------         -----------

TOTAL                                                   $ 2,334,652         $ 4,694,974
                                                        ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                     $   963,031         $   894,917
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion        $         0         $ 1,680,000
  Allowance for loan losses & other                     $   725,877         $   729,146
                                                        -----------         -----------
            Total long-term obligations                 $   725,877         $ 2,409,146

REDEEMABLE PREFERRED STOCK                              $         0         $   500,000

SHAREHOLDERS' EQUITY:
  Common stock                                          $   112,609         $   112,609
  Additional paid-in capital                            $ 6,518,208         $ 6,068,208
  Accumulated deficit                                   ($5,918,020)        ($5,222,853)
  Treasury stock, at cost                               ($   67,053)        ($   67,053)
                                                        -----------         -----------

            Total shareholders' equity                  $   645,744         $   890,911
                                                        -----------         -----------

TOTAL                                                   $ 2,334,652         $ 4,694,974
                                                        ===========         ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                         Second Quarter                             Year to date
                                                ---------------------------------------------------------------------------

                                                     2000                1999                 2000                1999
                                                     ----                ----                 ----                ----
                                                ---------------------------------------------------------------------------

REVENUES:
  Management fees                               $    502,472         $    687,729         $  1,015,677         $  1,542,124
  Disposition and incentive fees                $          0         $     33,809         $    200,000         $     66,182
  Other                                         $    460,572         $    263,722         $    775,973         $    751,171
                                                ---------------------------------------------------------------------------
            Total revenues                      $    963,044         $    985,260         $  1,991,650         $  2,359,477
                                                ---------------------------------------------------------------------------

EXPENSES:
  Personnel                                     $    854,685         $  1,237,614         $  1,813,619         $  2,407,458
  Occupancy, insurance and other                $    379,327         $    430,822         $    754,025         $    898,742
  Interest                                      $     12,314         $     66,015         $     18,048         $    132,796
  Depreciation and amortization                 $     58,996         $     87,984         $    117,993         $    179,451
                                                ---------------------------------------------------------------------------
            Total expenses                      $  1,305,322         $  1,822,435         $  2,703,685         $  3,618,447
                                                ---------------------------------------------------------------------------

INCOME (LOSS) BEFORE NON-RECURRING ITEMS
    AND INCOME TAXES                            ($   342,278)        ($   837,175)        ($   712,035)        ($ 1,258,970)

NON-RECURRING ITEMS:
    Gain on sale of building                    $     12,971         $     31,470         $     30,265         $     30,263
                                                ---------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES               ($   329,307)        ($   805,705)        ($   681,770)        ($ 1,228,707)


INCOME TAX (BENEFIT)                            $          0         $          0         $        400         $          0
                                                ---------------------------------------------------------------------------

NET INCOME (LOSS)                               ($   329,307)        ($   805,705)        ($   682,170)        ($ 1,228,707)
                                                ===========================================================================


LOSS PER SHARE - BASIC AND DILUTED              $      (0.03)        $      (0.07)        $      (0.07)        $      (0.11)
                                                ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING               10,496,070           11,098,836           10,226,005           11,084,396
                                                ===========================================================================


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                      2000                1999
                                                                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                               $  (682,170)        $(1,228,707)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                     171,610             275,885
    Gain on sale of corporate office building                                                         (30,265)            (31,470)
    Other - net                                                                                        (3,805)            (37,983)
    Change in operating assets and liabilities:
      Accounts receivable                                                                             248,482             397,263
      Prepaid expenses and other assets                                                               (26,780)            (65,685)
      Accounts payable and accrued expenses                                                           (46,472)           (275,975)
                                                                                                  -----------         -----------

            Net cash used in operating activities                                                    (369,400)           (966,672)
                                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of corporate office building                                                       0           1,545,876
  Purchase of property and equipment                                                                  (22,086)            (39,642)
  Increase in goodwill                                                                               (225,000)                  -
  Distribution from subsidiary                                                                         13,000                   -
  Other                                                                                                17,307             299,552
                                                                                                  -----------         -----------

            Net cash used in investing activities                                                    (216,779)          1,805,786
                                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                         225,000             125,000
  Principal payments on notes payable                                                              (1,760,000)         (1,608,129)
  Redemption of preferred stock                                                                      (500,000)                  -
  Increase in additional paid-in capital                                                              450,000                   -
                                                                                                  -----------         -----------

            Net cash provided (used) by financing activities                                       (1,585,000)         (1,483,129)
                                                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH DURING THE YEAR                                                    (2,171,179)           (644,015)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      2,210,451           1,942,068
                                                                                                  -----------         -----------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                       $    39,272         $ 1,298,053
                                                                                                  ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                           $    12,314         $    85,860
                                                                                                  ===========         ===========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1.       General and Basis of Presentation
         ---------------------------------

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1999. Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.       Loss Per Common Share
         ---------------------

         The losses per share for the second quarter and six months ended June 30, 2000 and 1999 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. The company's Series AA and Series BB Preferred Stock, which were redeemed in December 1999, contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discounts totaling $2,497,268 were recognized as preferred stock dividends at the dates of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. As the company had net losses applicable to common stock for the second quarter and six months ended June 30, 2000 and 1999, there are no potential common shares to be included in the computation of the diluted per-share amount.

3.       Receivables
         -----------

         Receivables consist of the following at June 30, 2000 and December 31, 1999:

                                                             2000           1999
                                                             ----           ----

         Trade                                            $ 336,784      $ 550,818
         Affiliated Entities                                      0         32,130
         Shareholders                                           424         38,218
                                                          ---------      ---------
            Total                                         $ 337,208      $ 621,166
         Less: Allowance for doubtful accounts              (99,524)      (135,000)
                                                          ---------      ---------
             Receivables-net                              $ 237,684      $ 486,166
                                                          =========      =========


        The shareholders receivable is for unreimbursed travel expenses that were reimbursed in July 2000.

  4.    Property and Equipment
        ----------------------

        Property and equipment consists of the following at June 30, 2000 and December 31, 1999:

                                                              2000             1999
                                                              ----             ----

         Total property and equipment                    $ 1,337,370        $ 1,323,742
         Less accumulated depreciation                    (1,107,448)        (1,054,948)
                                                         -----------        -----------

         Property and equipment - net                    $   229,922        $   268,794
                                                         ===========        ===========

5.       Preferred Stock
         ---------------

         At June 30, 2000, the company had 1,000,000 authorized shares of preferred stock. The company presently has no preferred stock outstanding.

6.       Contingencies
         -------------

         The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. At this time, management does not believe that the probable resolution of such contingencies will materially affect the financial statements of the company.

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

Item 2. - Management's Discussion and Analysis
----------------------------------------------

THE COMPANY'S BUSINESSES

The company derives its primary revenues from the financial services it provides to owners and operators of commercial real estate interests. Company revenues include third-party asset management and disposition fees, fees for due diligence and underwriting reviews, incentive fees based on the overall performance of a contract or pool of assets, loan servicing fees and interest income. The company also seeks to engage in mortgage lending for correspondents. Management actively seeks capital partners, strategic alliances and other transactions that will provide capital resources, restore lost revenue and expand its core businesses.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown's largest customer transferred substantially all of its servicing to another servicer effective July 31, 2000, thereby eliminating the company's single most significant source of revenue. If the company cannot promptly replace this business, its ability to operate will be impaired.

- The company's liquidity is extremely limited; its ability to operate will also be impaired if it cannot improve liquidity through capital investments in the company, increased revenues, profitable operations, reduced expenses or other means.

- The company may be unable to develop sufficient capital resources through the raising of additional capital or other means to continue to operate or to successfully compete with larger, better capitalized competitors.

- Crown is operating at a loss. These losses will continue until the company is able to realize additional revenues in some or all of its business lines.

- Crown currently operates as a rated servicer. If the company no longer were to receive ratings, or if its ratings were downgraded, its ability to obtain new business in certain commercial real estate markets would be limited. The company's financial condition may adversely affect its ratings.

OUTLOOK

Crown offers comprehensive financial services to the commercial real estate industry including third-party asset management, loan servicing, financial advisory services and mortgage banking. The company has reduced its size and simplified its capital structure to better position its business units to deliver these services. Crown, though, faces significant challenges. It presently has extremely limited liquidity and capital resources. Additionally, Crown's largest client has transferred its servicing business to another servicer, resulting in the elimination of the company's single largest source of revenue. To overcome these challenges and continue to operate, Crown must promptly increase its liquidity and capital resources by securing investments in the company by strategic partners and additional revenues from new business.

Loan servicing continues to be a core business of the company. Crown's largest servicing client has consolidated servicing activities it had placed with multiple companies, including Crown, into another servicer. Management is aggressively attempting to develop new servicing business through negotiated transactions, competitive bidding and recurring business from other clients. In particular, the company is seeking business from companies that may no longer wish to perform servicing functions themselves. If market conditions require a servicer to invest in assets or portfolios to be serviced, Crown must align itself with a strategic partner or source of capital to pursue the business, given the company's very limited liquidity and capital resources.

Third-party asset management remains an important source of revenue for the company. Work in this area generally involves the administration of large commercial real estate assets such as loans secured by hotels, office buildings or multifamily projects. Many of these loan assets have complex and unique financing terms. Increased asset management business may lead to more loan servicing opportunities, as Crown often services assets placed with it for management.

Financial advisory and mortgage banking activities did not produce material revenues during the first half of 2000. The company is now beginning to derive certain revenues from financial advisory services, particularly due diligence reviews. Management believes these activities complement the company's asset management and loan servicing businesses and is thus continuing to develop these business lines.

Crown has taken and continues to take steps to reduce operating expenses. If the company is not successful in securing additional capital resources or new business revenues, further expense reductions will be necessary.

To continue to operate, Crown must improve its liquidity and capital resources by securing new investment capital or strategic alliances for the company and by developing new business to replace lost revenues. At the same time, the company must continue to aggressively control operating costs. There can be no assurance that any steps the company takes to achieve these ends will produce the intended results or lead to sustained or profitable operations.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1999

Total revenues decreased $22,216 to $963,044 for the second quarter of 2000 from $985,260 during the same period in 1999. Management Fees decreased $185,257 to $502,472 in the second quarter of 2000 from $687,729 for the comparable period in 1999. Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts and are generally comprised of ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Management fees decreased because the company had fewer assets under management than last year at this time.

Disposition fees are recorded as revenue when a disposition has been consummated and the asset owner has received the gross proceeds from a transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues decreased to $0 in the second quarter of 2000 from $33,809 during the corresponding period in 1999.

Other revenues for 2000 primarily include interest income, income from joint ventures and net servicing revenues. Other fees increased $196,850 to $460,572 in the second quarter of 2000 from $263,722 in the same period in 1999. The increase is attributable to an increase in interest income resulting from higher escrow balances on deposit with depository institutions.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $382,929 to $854,685 for the second quarter of 2000 from $1,237,614 for the same period in 1999. The decreases were primarily caused by lower staffing levels.

Occupancy, insurance and other operating expenses decreased to $379,327 for the second quarter of 2000 from $430,822 for the second quarter of 1999. The reduction was due primarily to lower space and operating costs as a result of moves to smaller, lower-cost office space following lease expirations.

Interest expense decreased $53,701 to $12,314 for the second quarter of 2000 from $66,015 for the second quarter of 1999. This reduction is directly attributable to the elimination of the company's operating lines of credit and a reduction in corporate debt.

Depreciation and amortization decreased to $58,996 for the second quarter of 2000 from $87,984 for the corresponding period in 1999. The decrease primarily reflects the impact of the sale of the company's headquarters building in May 1999. The sale resulted in a non-recurring gain of approximately $260,600, which the company is amortizing over a 60- month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues decreased $367,827 to $1,991,650 in the first six months of 2000 from $2,359,477 during the same period in 1999. Management fees decreased by $526,447 in 2000 from the comparable period in 1999. Asset management contracts with various clients, including investment banking firms and partnerships, continue to provide the company's primary revenues through management, disposition and incentive fees.

Disposition and incentive fee revenues increased by $133,818 to $200,000 in the first half of 2000 from $66,182 during the corresponding period in 1999.

Other fees increased $4,802 to $775,973 in the first six months of 2000 from $751,171 for the same period in 1999. Interest income increased $439,555 to $585,983 for the first six months of 2000 from $146,428 for the comparable period in 1999. This was attributable to an increase in interest income resulting from higher escrow cash balances on deposit with depository institutions. Income from European operations has been eliminated through the sale of those operations in 1999.

Personnel expenses decreased $593,839 to $1,813,619 for the first half of 2000 from $2,407,458 for the same period in 1999. The decreases are primarily attributable to lower current staffing levels.

Occupancy, insurance and other operating expenses decreased $144,717 to $754,025 for the first six months of 2000 from $898,742 for the first six months of 1999. The decrease is primarily due to reduced operations and lower space costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $39,272 at June 30, 2000 from $2,790,476 at December 31, 1999. The decrease is primarily attributable to the repayment of $1,760,000 of short-term debt in January 2000 and to continued operating losses. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by raising capital, entering into strategic alliances with capital partners and generating revenues from new business.

Crown is incurring operating cash deficits and is presently applying proceeds on hand toward those deficits. The company seeks capital partners, strategic alliances or new sources of revenues to reduce or eliminate operating deficits. There can be no assurance that these efforts will be successful.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $369,400 during the first six months of 2000 compared to a $966,672 use in the corresponding period of 1999. The use of funds in 2000 is primarily attributable to the company's net operating loss for the six-month period ending June 30, 2000 reduced by a reduction in accounts receivable of $248,482.

Investing activities used cash flows of $216,799 during the first six months of 2000. Similar activities provided funds of $1,805,786 during the comparable time period in 1999. Goodwill increased by $225,000 in the first six months of 2000. The sale of the corporate headquarters building in May 1999 was the primary source of cash during that period.

Financing activities used cash flows of $1,585,000 during the first six months of 2000 while using funds of $1,483,129 for the respective time period in 1999. In January 2000, the company paid off short term debt totaling $1,760,000. In addition, the company redeemed $500,000 of preferred stock in March 2000 for a cash payment of $50,000, increasing paid-in capital by $450,000.

PART II-OTHER INFORMATION
-------------------------

Item 1. - Legal Proceedings
---------------------------

The company is a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position or liquidity of the company. Additionally, the company has been advised that two financial advisors filed suit in July 2000 against the company seeking a fee allegedly due them. While the company believes it has meritorious defenses to this litigation, at this point, management is unable to predict whether this litigation will materially affect the company's prospects, financial position or liquidity.

Item 2. - Changes in Securities
-------------------------------

None

Item 3. - Defaults Upon Senior Securities
-----------------------------------------

None

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The company held its Annual Meeting of Stockholders on May 25, 2000. At the meeting, the stockholders voted to reelect three directors for the ensuing year. The results of the election were:

                  Votes for all nominees:            8,092,403

                  Votes to withhold authority from the following nominees:

                           Ronald E. Roark           13,501
                           David K. Conrad           13,222
                           Gordon V. Smith           12,251

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

                                            CROWN NORTHCORP, INC.



Dated: August 11, 2000                      By:    /s/ Sam Stern
                                                -------------------------------
                                                 Sam Stern, Executive Vice
                                                   President, Treasurer and
                                                   Chief Financial Officer


                                            By:    /s/ Stephen W. Brown
                                                --------------------------------
                                                 Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS
                                -----------------

         27       Financial Data Schedule (1)

                  (1)      Filed herewith.