Form 10QSB
period 2000-09-30
CROWN NORTHCORP INC
filed 2000-11-17
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: SEPTEMBER 30, 2000
                                                  ------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                   ---

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

         As of October 31, 2000, the issuer had 10,946,788 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes    No X
    ---  ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                  PART I-FINANCIAL INFORMATION                                                        PAGES
                  ----------------------------                                                        -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999 ....................................................................   1

           Condensed Consolidated Statements of Operations for the
           third quarter and the nine months ended September 30, 2000 and 1999 ......................   2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999 ............................................   3

           Notes to Condensed Consolidated Financial Statements-
           September 30, 2000 and 1999 ..............................................................   4

Item 2.    Management's Discussion and Analysis .....................................................   8

                  PART II-OTHER INFORMATION
                  -------------------------

Item 1.    Legal Proceeding .........................................................................   13

Item 2.    Changes in  Securities ...................................................................   13

Item 3.    Defaults Upon Senior Securities ..........................................................   13

Item 4.    Submission of Matters to a Vote of Security Holders ......................................   13

Item 5.    Other Information ........................................................................   13

Item 6.    Exhibits and Reports on Form 8-K .........................................................   14

           (a)    Exhibits ..........................................................................   14

           (b)    Reports on Form 8-K ...............................................................   14


Signatures ..........................................................................................   15

Exhibit Index .......................................................................................   16

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                                      2000                1999
                                                        -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $    78,201         $ 2,210,451
  Accounts receivable - net                             $   358,790         $   486,166
  Prepaid expenses and other assets                     $   101,942         $    93,859
                                                        -----------         -----------
            Total current assets                        $   538,933         $ 2,790,476

PROPERTY AND EQUIPMENT - Net                            $   203,672         $   268,794

RESTRICTED CASH                                         $   500,000         $   500,000

OTHER ASSETS - net                                      $   838,888         $ 1,135,704
                                                        -----------         -----------
TOTAL                                                   $ 2,081,493         $ 4,694,974
                                                        ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                     $ 1,217,556         $   894,917
LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion        $    72,497         $ 1,680,000
  Allowance for loan losses & other                     $   669,672         $   729,146
                                                        -----------         -----------
            Total long-term obligations                 $   742,169         $ 2,409,146

REDEEMABLE PREFERRED STOCK                              $   500,000         $   500,000

SHAREHOLDERS' EQUITY:
  Common stock                                          $   112,609         $   112,609
  Additional paid-in capital                            $ 6,518,208         $ 6,068,208
  Accumulated deficit                                   ($6,941,996)        ($5,222,853)
  Treasury stock, at cost                               ($   67,053)        ($   67,053)
                                                        -----------         -----------
            Total shareholders' equity                  ($  378,232)        $   890,911
                                                        -----------         -----------
TOTAL                                                   $ 2,081,493         $ 4,694,974
                                                        ===========         ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                THIRD QUARTER
                                                                      --------------------------------------
                                                                           2000                 1999
                                                                      --------------------------------------
REVENUES:
  Management fees                                                     $    138,891         $    560,008
  Disposition and incentive fees                                      $     33,554         $    631,796
  Other                                                               $    281,518         $    327,078
                                                                      --------------------------------------
            Total revenues                                            $    453,963         $  1,518,882
                                                                      --------------------------------------
EXPENSES:
  Personnel                                                           $    688,266         $  1,074,918
  Occupancy, insurance and other                                      $    278,542         $    492,724
  Interest                                                            $      1,068         $     41,207
  Depreciation and amortization                                       $    278,942         $     93,988
                                                                      --------------------------------------
            Total expenses                                            $  1,246,818         $  1,702,837
                                                                      --------------------------------------
INCOME (LOSS) BEFORE NON-RECURRING ITEMS
    AND INCOME TAXES                                                  $   (792,855)        $   (183,955)

NON-RECURRING ITEMS:
   Employment contract settlement                                     $   (275,000)
   Income (loss) form discontinued operations                                              $   (101,219)
   Loss on disposal of European interests, including
       $35,000 provision for operating losses during phase-out                             $   (141,280)
    Gain on sale of building                                          $     56,205
                                                                      --------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                     $ (1,011,650)        $   (426,454)

INCOME TAX (BENEFIT)                                                  $          0         $          0
                                                                      --------------------------------------

NET INCOME (LOSS)                                                     $ (1,011,650)        $   (426,454)
                                                                      ======================================
LOSS PER SHARE - BASIC AND DILUTED                                    $      (0.09)        $      (0.04)
                                                                      ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                     10,759,490           11,176,951
                                                                      ======================================


                                                                               YEAR TO DATE
                                                                    ---------------------------------
                                                                        2000                 1999
                                                                    ---------------------------------
REVENUES:
  Management fees                                                   $  1,154,568         $  1,880,801
  Disposition and incentive fees                                    $    233,554         $    697,978
  Other                                                             $  1,057,491         $    854,174
                                                                    ---------------------------------
            Total revenues                                          $  2,445,613         $  3,432,953
                                                                    ---------------------------------
EXPENSES:
  Personnel                                                         $  2,501,885         $  3,181,343
  Occupancy, insurance and other                                    $  1,033,278         $  1,369,926
  Interest                                                          $     19,116         $    141,988
  Depreciation and amortization                                     $    396,935         $    273,439
                                                                    ---------------------------------
            Total expenses                                          $  3,951,214         $  4,966,696
                                                                    ---------------------------------
INCOME (LOSS) BEFORE NON-RECURRING ITEMS
    AND INCOME TAXES                                                $ (1,505,601)        ($ 1,533,743)

NON-RECURRING ITEMS:
   Employment contract settlement                                   $   (275,000)
   Income (loss) form discontinued operations                                            $    (11,606)
   Loss on disposal of European interests, including
       $35,000 provision for operating losses during phase-out                           $   (141,280)
    Gain on sale of building                                        $    86,470          $    260,616
                                                                    ---------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                    ($1,694,131)        $ (1,426,013)

INCOME TAX (BENEFIT)                                                $        400         $          0
                                                                    ---------------------------------

NET INCOME (LOSS)                                                   $( 1,694,531)        $ (1,426,013)
                                                                    =================================
LOSS PER SHARE - BASIC AND DILUTED                                  $      (0.16)        $      (0.13)
                                                                    ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                   10,405,132           11,120,400
                                                                    =================================




See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                     2000                1999
                                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                               $(1,694,531)        $(1,426,013)
  Foreign currency translation adjustment                                                                             $    48,457
                                                                                                  -------------------------------
                                                                                                  $(1,694,531)        $(1,377,556)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                     482,418             444,791
    Gain on sale of corporate office building                                                         (86,470)           (260,616)
    Other - net                                                                                           -                84,939
    Change in operating assets and liabilities:
      Accounts receivable                                                                             420,646             571,195
      Subscription receivable Preferred Stock Series CC                                              (293,270)
      Prepaid expenses and other assets                                                                (8,083)            (12,182)
      Accounts payable and accrued expenses                                                           315,245            (402,474)
                                                                                                   ----------          ----------
            Net cash used in operating activities                                                    (864,045)           (951,903)
                                                                                                   ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of corporate office building                                                       0           1,545,876
  Net proceeds from sale of European investment                                                                         2,744,000
  Decrease in restricted cash                                                                                           1,555,787
  Purchase of property and equipment                                                                  (22,086)            (42,399)
  Decrease in goodwill                                                                               (225,000)                -
  Distribution from subsidiary                                                                         61,828                 -
  Other                                                                                                14,556            (103,619)
                                                                                                   ----------          ----------
            Net cash used in investing activities                                                    (170,702)          5,699,645
                                                                                                   ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                         297,497             125,000
  Principal payments on notes payable                                                              (1,845,000)         (3,691,236)
  Redemption of preferred stock                                                                      (500,000)                -
  Proceeds from issuance of preferred stock                                                           500,000
  Increase in additional paid-in capital                                                              450,000                 -
                                                                                                   ----------          ----------
            Net cash provided (used) by financing activities                                       (1,097,503)         (3,566,236)
                                                                                                   ----------          ----------
NET INCREASE (DECREASE) IN CASH DURING THE YEAR                                                    (2,132,250)          1,181,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      2,210,451           1,942,068
                                                                                                   ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                       $    78,201         $ 3,123,574
                                                                                                  ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                           $    13,383         $    85,860
                                                                                                  ===========         ===========

See notes to condensed consolidated financial statements

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.       GENERAL AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1999. Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.       LOSS PER COMMON SHARE

         The losses per share for the third quarter and nine months ended September 30, 2000 and 1999 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. The company's Series AA and Series BB Preferred Stock, which were redeemed in December 1999, contained beneficial conversion features of $1,997,268 and $500,000 respectively. The resulting discounts totaling $2,497,268 were recognized as preferred stock dividends at the dates of issuance since they were immediately convertible into common shares, resulting in a reduction of net income (loss) available to common shareholders. As the company had net losses applicable to common stock for the third quarter and nine months ended September 30, 2000 and 1999, there are no potential common shares to be included in the computation of the diluted per-share amount.

3.       RECEIVABLES

         Receivables consist of the following at September 30, 2000 and December 31, 1999:

                                                        2000              1999
                                                        ----              ----

         Trade                                        $ 164,939         $ 550,818
         Affiliated Entities                                  0            32,130
         Preferred Stock Subscription                   293,270                 0
         Shareholders                                       105            38,218
                                                     ----------        ----------
            Total                                     $ 458,314         $ 621,166
         Less: Allowance for doubtful accounts          (99,524)         (135,000)
                                                     ----------       -----------
             Receivables-net                          $ 358,790         $ 486,166
                                                      =========         =========

        The shareholders receivable is for unreimbursed travel expenses that were reimbursed in July 2000.

4.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at September 30, 2000 and December 31, 1999:

                                                            2000            1999
                                                            ----            ----
         Total property and equipment                   $1,337,370        $1,323,742
         Less accumulated depreciation                  (1,133,698)       (1,054,948)
                                                        ----------       -----------
         Property and equipment - net                   $   203,672      $   268,794
                                                        ===========      ===========

5.       PREFERRED STOCK

         Effective September 15, 2000, Crown entered into an agreement to sell to Crown NorthCorp Limited, a company organized under the laws of the United Kingdom, for $500,000 cash one share of Series CC Convertible Preferred Stock, par value $.01 per share. Limited is wholly owned by Royal Investments Corp.; Royal, in turn, is wholly owned by Ronald E. Roark, Chairman and Chief Executive Officer of the company. The holder of the Series CC Preferred is entitled to a liquidation preference of $500,000 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series CC Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. At any time before September 15, 2005, the Series CC Preferred is convertible at the option of the holder into 5,000,000 shares of Crown's common stock, par value $.01 per share. At September 30, 2000, the company carried a subscription receivable of $293,270 attributable to the Series CC Preferred.

         The company had 1,000,000 authorized shares of preferred stock. The Series CC Preferred is the only preferred stock outstanding.

6.       CONTINGENCIES

         The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. As to two recently filed lawsuits (one seeking a fee allegedly due under a financial advisory contract and the other alleging a sum due under a promissory note) management at this time is unable to predict whether these matters will materially affect the financial statements of the company. Management does not believe that the probable resolution of other contingencies will materially affect the financial statements of the company.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it provides to owners and operators of commercial real estate interests. The company's revenues include loan servicing fees, interest and investment income and third-party asset management and disposition fees. As revenues have decreased and operating losses continued, Crown in recent months has reduced staff and closed certain offices. The company is focusing its resources on restoring profitable operations in its core businesses.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- The company has reduced staff and closed certain offices following a significant loss of business from a major client earlier this year. Crown's ability to operate will be impaired if it does not promptly and successfully restructure its business.

- The company's liquidity remains very limited. To continue to operate, Crown must increase revenues and achieve profitable operations before existing capital resources are exhausted.

- While Crown is attempting to restructure, it continues to operate at a loss. Additional revenues are necessary to eliminate these losses.

- Crown currently operates as a rated servicer, although one rating agency has classified the company "ratings watch negative." If Crown's ratings are withdrawn or downgraded, it would limit the company's ability to conduct business in certain ommercial real estate markets. The company's financial condition may adversely affect its ratings.

OUTLOOK

Crown offers financial services to the commercial real estate industry including loan servicing as well as management and advisory services. The company's business volume has decreased and it has reduced staff and closed certain offices. Its liquidity and capital resources are very limited. Crown is attempting to restructure itself in a manner that will allow it to continue to provide specialized services related to real estate.

As part of its staff reductions, Crown, effective September 1, 2000, entered into agreements settling and terminating the employment agreements of six executive officers. In settlement of contractual obligations, the officers as a group received $100,000 in immediate payments, certain officers are to receive $125,000 in deferred payments and Crown agreed to assume a certain debt of DRS Realty Services, Inc.

Effective September 15, 2000, the company agreed to issue one share of Series CC Convertible Preferred Stock in exchange for total consideration of $500,000. See "Note 5--Preferred Stock--to the Consolidated Financial Statements."

Loan servicing has been a core business of the company. Crown's servicing portfolio has reduced in size following the transfer of a large customer relationship in July 2000. As Crown consolidates and restructures its operations, the company is evaluating strategic options with respect to the servicing portfolio.

Crown continues to derive revenue from third-party management. Services in this area generally include work on assets and financing structures presenting unique and complex issues. The company anticipates expanding the management services it offers to holders of real estate interests.

Given the company's limited resources, for the foreseeable future, it does not intend to engage in mortgage banking for correspondents or other activities not directly related to its core management and servicing businesses.

For Crown to continue operations, the company must promptly use its limited capital resources to develop new business to generate increased revenues. There can be no assurance that any measures the company takes will produce the intended results or lead to sustained or profitable operations.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1999

Total revenues decreased $1,064,919 to $453,963 for the third quarter of 2000 from $1,518,882 during the same period in 1999. Management fees decreased $421,117 to

$138,891 in the third quarter of 2000 from $560,008 for the comparable period in 1999. Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts and are generally comprised of ongoing fees with the opportunity for additional, incentive-based compensation at the end of an engagement. Management fees decreased primarily due to the termination in July 2000 of the servicing contract with the company's largest client.

Disposition fees are recorded as revenue when a disposition has been consummated and the asset owner has received the gross proceeds from a transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues decreased to $33,554 in the third quarter of 2000 from $631,796 during the corresponding period in 1999. This revenue component for 1999 included approximately $572,000 attributable to management and disposition services provided at market value for a shareholder.

Other revenues for 2000 primarily include interest income, income from joint ventures and net servicing revenues. Other fees decreased $45,560 to $281,518 in the third quarter of 2000 from $327,078 in the same period in 1999. The decrease is attributable to a decrease in interest income resulting from lower escrow balances on deposit with depository institutions due to the terminated servicing contract previously mentioned.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $386,652 to $688,266 for the third quarter of 2000 from $1,074,918 for the same period in 1999. The decreases were primarily caused by lower staffing levels required due to the reduction in business volume.

Occupancy, insurance and other operating expenses decreased to $278,542 for the third quarter of 2000 from $492,724 for the third quarter of 1999. The reduction was due primarily to lower space and operating costs as a result of moves to smaller, lower-cost office space following lease expirations.

Interest expense decreased $40,139 to $1,068 for the third quarter of 2000 from $41,207 for the third quarter of 1999. This reduction is directly attributable to the elimination of the company's operating lines of credit and a reduction in corporate debt.

Depreciation and amortization increased to $278,942 for the third quarter of 2000 from $93,988 for the corresponding period in 1999. The increase is primarily due to the write off of $225,000 of goodwill which was associated with the December 1999 transaction in which Crown assumed the assets and operation of DRS Realty.

Non-recurring items impacted earnings during the third quarter of 2000 by $218,795. The majority of this was attributable to the settlement of employment contracts.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues decreased $987,340 to $2,445,613 in the first nine months of 2000 from $3,432,953 during the same period in 1999. Management fees decreased by $726,233 in 2000 from the comparable period in 1999. Asset management contracts with various clients, including investment banking firms and partnerships, have historically provided the company's primary revenues through management, disposition and incentive fees.

Disposition and incentive fee revenues decreased by $464,424 to $233,554 in the first nine months of 2000 from $697,978 during the corresponding period in 1999.

Other fees increased $203,317 to $1,057,491 in the first nine months of 2000 from $854,174 for the same period in 1999. Interest income increased $282,379 to $802,538 for the first nine months of 2000 from $520,159 for the comparable period in 1999. This was attributable to an increase in interest income resulting from higher escrow cash balances on deposit with depository institutions prior to the servicing contract termination previously mentioned. Income from European operations has been eliminated through the sale of those operations in 1999.

Personnel expenses decreased $679,458 to $2,501,885 for the first nine months of 2000 from $3,181,343 for the same period in 1999. The decreases are primarily attributable to lower current staffing levels.

Occupancy, insurance and other operating expenses decreased $336,648 to $1,033,278 for the first nine months of 2000 from $1,369,926 for the first nine months of 1999. The decrease is primarily due to reduced operations and lower space costs.

Non-recurring items impacted earnings during the first nine months of 2000 by $188,530. The majority of this was attributable to the settlement of employment contracts.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $78,201 at September 30, 2000 from $2,210,451 at December 31, 1999. The decrease is primarily attributable to the repayment of approximately $1,800,000 of short-term debt and to continued operating losses. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by generating revenues from new business.

Crown is incurring operating cash deficits and is presently applying proceeds on hand toward those deficits. The company anticipates obtaining additional working capital through the collection of the subscription receivable for the Series CC Preferred. The company is also seeking new sources of revenues to reduce or eliminate operating deficits. There can be no assurance that these efforts will be successful.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $864,045 during the first nine months of 2000 compared to a $951,903 use in the corresponding period of 1999. The use of funds in 2000 is primarily attributable to the company's net operating loss for the nine-month period ending September 30, 2000 adjusted for a reduction in accounts receivable of $420,646 and a $315,245 increase in accounts payable and short-term debt.

Investing activities used cash flows of $170,702 during the first nine months of 2000. Similar activities provided funds of $5,699,645 during the comparable time period in 1999. The sale of the corporate headquarters building in May 1999 coupled with the sale of Crown's European operations in August 1999 were the primary sources of cash during that period.

Financing activities used cash flows of $1,097,503 during the first nine months of 2000 while using funds of $3,566,236 for the respective time period in 1999. In January 2000, the company paid off short-term debt totaling $1,760,000. In addition, the company redeemed $500,000 of preferred stock in March 2000 for a cash payment of $50,000, increasing paid-in capital by $450,000. The company also issued Series CC Convertible Preferred Stock in September 2000 resulting in a net increase in capital for the period of approximately $206,000.

PART II-OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The company is a party to routine litigation incidental to its business. Management does not believe that the resolution of the bulk of this litigation will materially affect the financial position or liquidity of the company. Two lawsuits have been recently filed against the company: the first seeking a fee allegedly due under a financial advisory contract and the second alleging a sum due under a promissory note. While the company believes it has meritorious defenses to these matters, at this point, management is unable to predict whether they will materially affect the company's prospects, financial position or liquidity.

ITEM 2. - CHANGES IN SECURITIES

Effective September 15, 2000, Crown entered into an agreement to sell to Crown NorthCorp Limited for $500,000 cash one share of Series CC Convertible Preferred Stock, par value $.01 per share. See "Note 5--Preferred Stock--to the Consolidated Financial Statements." The Series CC Preferred was issued without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Numbers
         -------

         4.6 Certificate of Designation for Series CC Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc.

         10.83 Purchase and sale agreement between Crown NorthCorp, Inc. and Crown NorthCorp Limited.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CROWN NORTHCORP, INC.



Dated: November 14, 2000       By:         /s/ Ricky L. Lewis
                                  -----------------------------------------
                                     Ricky L. Lewis, Vice President,
                                        Treasurer and Chief Financial
                                        Officer

                               By:        /s/ Stephen W. Brown
                                  -----------------------------------------
                                        Stephen W. Brown, Secretary

                                                 INDEX TO EXHIBITS

         4.6 Certificate of Designation for Series CC Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (1)

         10.83 Purchase and sale agreement between Crown NorthCorp, Inc. and Crown NorthCorp Limited. (1)

         27       Financial Data Schedule (1)

         ---------------

                  (1)      Filed herewith.