Form 10KSB40
period 2000-12-31
CROWN NORTHCORP INC
filed 2001-10-12
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

                          Commission File No.: 0-22936
                                               -------

                              CROWN NORTHCORP, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                    22-3172740
             --------                                    ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                     1251 DUBLIN ROAD, COLUMBUS, OHIO     43215
                  ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                     Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] __ No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2000 were $3,504,340.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

         As of September 20, 2001 the issuer had 11,431,788 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format.  Yes [ ]    No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                  PART I.                                                     PAGES
                  -------                                                     -----

Item 1.    Description of Business.........................................     1

Item 2.    Description of Property.........................................     3

Item 3.    Legal Proceedings...............................................     4

Item 4.    Submission of Matters to a Vote of Security Holders.............     4

           PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters........     4

Item 6.    Management's Discussion and Analysis............................     7

Item 7.    Financial Statements............................................ F-1 thru F-17

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................    15

           PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...............    15

Item 10.   Executive Compensation..........................................    16

Item 11.   Security Ownership of Certain Beneficial Owners
                  and Management...........................................    17

Item 12.   Certain Relationships and Related Transactions..................    19

Item 13.   Exhibits and Reports on Form 8-K................................    20

PART I
------

ITEM 1. - DESCRIPTION OF BUSINESS
---------------------------------

BUSINESS OVERVIEW

Crown NorthCorp, Inc is a financial services firm providing comprehensive services to the commercial real estate industry. Third-party asset management and loan servicing are principal businesses of the company.

The company is incorporated under the laws of the state of Delaware and was formed in 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors. Crown operates through its corporate headquarters in Columbus, Ohio and an office in Austin, Texas. At December 31, 2000, the company had nine full-time employees.

Crown's primary revenues are from servicing contracts pursuant to which the company manages commercial and multifamily real estate and loan assets; services individual loans, loan portfolios and assets in securitized transactions; performs risk management services; and administers various corporate, partnership and trust interests. Under these agreements, Crown's revenues may include recurring management or servicing fees, disposition fees associated with transactions and incentive fees based on the overall performance of particular assets under management.

THIRD-PARTY ASSET MANAGEMENT. Crown manages loan and real estate assets as well as ownership interests in real estate for clients which include partnerships and investment consortiums. Assets under management are frequently ones with unique financing structures or other complex issues. In many cases, a client will ask Crown to reposition or rehabilitate an asset to enhance its value or prepare it for disposition. The company's asset management contracts are generally for indefinite terms. For several years, the company's largest customer relationship was one in which Crown managed numerous large commercial real estate assets for an investment banking firm. In July 2000, that customer consolidated business it had placed with Crown and other firms into a single manager. As a result of this loss of business, the company has consolidated operations and lowered operating expenses through the closing of offices and the reduction of personnel. Crown has also redirected its asset management activities. Its ongoing business in this area includes management of ownership interests related to multifamily projects receiving government subsidies and of a tax-exempt bond securitization sponsored by affiliates of the company.

LOAN SERVICING. The company services loans and other assets for both individual clients and investors in securitized transactions. Crown is able to service a wide range of loans and interests related to real estate; these servicing capabilities are fundamental to its overall operations. Accordingly, while the company has reduced or consolidated many operational areas in response to declining business volumes, it has maintained and enhanced its highly developed servicing systems and procedures and converted to a new, Internet-based loan servicing system. These systems and procedures have received ratings from two nationally recognized rating agencies.

OTHER DEVELOPMENTS. In 2000, the company sought to augment its asset management, financial advisory and mortgage banking services by assuming the assets and operations of DRS Realty Services, Inc., a commercial real estate services company. The executive officers of DRS became executive officers of Crown. Business did not expand as anticipated and in September 2000, these executives left the company. Crown also assumed certain debt of DRS in conjunction with the termination of these executives' employment. See generally Note 13 - Special Charges - to the Consolidated Financial Statements." Following these events, Crown has refocused its limited resources on developing its core loan servicing and asset management businesses and returning them to profitability. The company is no longer actively conducting other lines of business, such as mortgage banking or financial advisory services, and will instead engage in those activities only to the extent it feels necessary or appropriate to support its management and servicing operations.

CAPITALIZATION

Over the past two years, Crown has taken several steps with respect to its capitalization. In a series of transactions closed in December 1999 the company, using a combination of cash on hand and borrowed funds, redeemed three series of preferred stock and settled certain other obligations. These closings also terminated all voting agreements affecting Crown's common stock as well as all agreements pertaining to the composition of the company's Board of Directors. The transactions resulted in significant expenses and reduced the size of the company. See "Note 13 - Special Charges - to the Consolidated Financial Statements." Repayment of the debt associated with these transactions substantially reduced the company's liquidity. The transactions simplified the capital structure and, in the company's opinion, better positioned it to grow and develop its core businesses and to seek strategic alliances or capital investments related to those businesses.

In 2000 and 2001, the company has issued six additional series of preferred stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters" and "Note 4 - Notes and Bonds Payable - to the Consolidated Financial Statements." These issuances served to increase operating capital and reduce debt.

COMPETITIVE ENVIRONMENT

The marketplace for delivery of services to holders of interests in commercial real estate has steadily consolidated in recent years; a substantial number of Crown's competitors are much larger and better capitalized than the company. Crown's relatively small size and modest financial resources limit the size and type of opportunities the company can pursue unless and until it obtains additional capital resources. The company does feel it can effectively market its rated loan servicing systems and the quality of its asset management capabilities to offer highly tailored services to certain niches in the commercial and multifamily real estate sectors.

Crown's present volume of business is significantly lower than in previous years. The company has undertaken restructuring transactions in the past two years that, while materially affecting results from operations, have allowed the company to reduce operating expenses to better align them with existing revenues. Crown has consolidated its operations and discontinued certain business lines and is now refocused on the loan servicing and asset management activities the company has engaged in since its inception. While Crown has not yet resumed profitable operations, the company believes that the actions it has taken to reduce operating expenses and consolidate its business lines make operating profitability more likely. The company also believes it is now better positioned to align itself with capital partners to more effectively compete for business in the financial services industry.

ITEM 2. - DESCRIPTION OF PROPERTY
---------------------------------

OFFICES

Crown leases space for its corporate headquarters in Columbus, Ohio and also leases office space in Austin, Texas. The company has exercised options to occupy these spaces through 2002. Crown has renewal options. See "Note 3 - Property and Equipment - and Note 5 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

REAL ESTATE; INTERESTS IN REAL ESTATE; ENTITIES PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES . The company, acting as a third-party asset manager, manages real estate and interests in real estate for the account of others. Generally, the company does not invest in real estate, real estate interests or entities--including partnerships and joint ventures--engaged in real estate activities for its own account. From time to time, Crown has made such investments as management believes to be necessary and prudent to secure or retain asset management business. In 2000, the company increased its general partnership investments in two partnerships as part of a sale and securitization of tax-exempt bonds held by those partnerships. See "Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements." The company must expand its capital base and liquidity before making this type of investment in the future.

REAL ESTATE MORTGAGES. Crown does not generally originate or invest in commercial mortgage loans for its own account. In the past, the company has originated loans for delivery into a loan conduit program and has refinanced certain loans for sale to Fannie Mae under that agency's DUS Program. Crown is no longer involved in these loan programs. Going forward, Crown may engage in commercial real estate mortgage brokerage or banking activities for the account of others that complement and support the company's asset management and loan servicing business.

The company occasionally acquires the rights to service mortgage loan assets through the negotiated purchase of or successful bid for the servicing rights themselves. Crown does not anticipate engaging in this activity until it increases its capital resources and liquidity through strategic alliances or other means.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

Crown is defending a suit brought by parties seeking a fee allegedly due under a financial advisory contract. The company is also defending a suit brought by an attorney seeking fees incurred under a third-party asset management contract. The company believes it has meritorious defenses to these matters. The company is also a party to routine litigation incidental to its business. Management does not believe that the resolution of all litigation will materially affect the financial position, results of operation or liquidity of the company.

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

Records maintained by the National Quotation Bureau show the following high and low bid prices for the common stock:

                  QUARTER ENDED             HIGH             LOW

                  March 31, 1999            $1.31            $.93
                  June 30, 1999             $1.18            $.31
                  September 30, 1999        $.375            $.18
                  December 31, 1999         $.31             $.03
                  March 31, 2000            $.34             $.05
                  June 30, 2000             $.25             $.07
                  September 30, 2000        $.09             $.05
                  December 31, 2000         $.05             $.005

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At September 20, 2001, there were approximately 2,600 holders of record of shares of the common stock.

During its 2000 and 1999 fiscal years, the company made no payments of cash dividends or returns of capital on common shares.

The company does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

At September 20, 2001, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

SERIES CC PREFERRED

Effective September 15, 2000, Crown entered into an agreement to sell to Crown NorthCorp, Limited, a company organized under the laws of the United Kingdom, for $500,000 cash, one share of Series CC Convertible Preferred stock, par value $.01 per share. Limited is wholly owned by Royal Investments Corp.; Royal, in turn, is wholly owned by Ronald E. Roark, Chairman and Chief Executive Officer of the company. The Series CC Preferred was issued to Limited without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holder's option into 5,000,000 shares of common stock. The holder of the Series CC Preferred is entitled to a liquidation preference of $500,000 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series CC Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 7 - Shareholders' Equity - to the Consolidated Financial Statements."

SERIES DD PREFERRED

Effective May 9, 2001, Crown entered into an agreement to sell to Tucker Holding Company, Ltd., an Ohio limited liability company, for $200,000 cash one share of Series DD Convertible Preferred stock, par value $.01 per share. Mr. Roark is the managing member of Tucker. The Series DD Preferred was issued to Tucker without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holder's option into 2,000,000 shares of common stock. The holder of the Series DD Preferred is entitled to a liquidation preference of $200,000 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series DD Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements."

SERIES EE PREFERRED

Effective May 9, 2001, Crown entered into an agreement to sell to Gordon V. Smith, a director of the company, one share of Series EE Convertible Preferred stock, par value $.01 per share. The consideration for the issuance was Mr. Smith's payment, on behalf of the company and pursuant to his guaranty, of a $200,000 promissory note. See "Note 4
- Notes and Bonds Payable - to the Consolidated Financial Statements." The Series EE Preferred was issued to Mr. Smith without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holders' option into 2,098,960 shares of common stock. The holder of the Series EE Preferred is entitled to a liquidation preference of $209,896 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series EE Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 4 - Notes and Bonds Payable - to the Consolidated Financial Statements."

SERIES FF PREFERRED

Effective September 20, 2001, Crown entered into an agreement to sell to Royal Investments Corp., a Delaware corporation, one share of Series FF Convertible Preferred stock, par value $.01 per share. Mr. Roark is the president of Royal. The consideration for the issuance was Royal's assumption of a certain promissory note payable by the company in the amount of $320,152 (plus accrued interest) and the release of the company from that obligation. The Series FF Preferred was issued to Royal without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holder's option into 3,358,037 shares of common stock. The holder of the Series FF Preferred is entitled to a liquidation preference of $335,803 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series FF Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 4 - Notes and Bonds Payable - to the Consolidated Financial Statements."

SERIES GG PREFERRED

Effective September 20, 2001, Crown entered into an agreement to sell to Royal one share of Series GG Convertible Preferred stock, par value $.01 per share in satisfaction of any obligations the company had to Royal arising out of Royal's advances of $140,000 cash to Crown. The Series GG Preferred was issued to Royal without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holder's option into 1,400,000 shares of common stock. The holder of the Series GG Preferred is entitled to a liquidation preference of $140,000 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of the Series GG Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements."

SERIES HH PREFERRED

Effective September 20, 2001, Crown entered into a stock subscription agreement with Mr. Roark to purchase up to 15 shares of Series HH Convertible Preferred stock, par value $.01 per share, for $10,000 per share. Pursuant to the subscription agreement, on September 20, the company issued four shares of Series HH Preferred to Royal in exchange for $40,000 cash. The Series HH Preferred is and will be issued to Mr. Roark or his affiliates without registration pursuant to the exemptions contained in Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The issuance is convertible at the holders' option into 100,000 shares of common stock for each share of Series HH Preferred. The holder of each share of the Series HH Preferred is entitled to a liquidation preference of $10,000 plus interest thereon at the rate of 6% per annum from the date of issuance. Each holder of the Series HH Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements."

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to holders of interests in commercial and multifamily real estate. The revenues Crown receives include loan servicing fees, interest and investment income and third-party asset management and disposition fees. The company has experienced decreasing revenues as its level of business has declined. While Crown has significantly lowered operating expenses through staff reductions, office closings and other means to more closely align expenses with current revenues, operating losses are continuing. The company is concentrating its resources on restoring profitable operations in its core loan servicing and asset management businesses. Management is also actively pursuing strategic alliances and other transactions that would maximize the value of these core businesses, improve the company's liquidity and expand its capital base.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown's very limited liquidity constrains its operations. To continue to operate, Crown must improve its liquidity through profitable operations, increased revenues, infusions of capital, reduced expenses or other means.

- Crown continues to operate at a loss despite significant restructuring and downsizing of its operations. Additional revenues are necessary to eliminate these losses.

-        Crown has experienced a substantial decline in the volume of business.
         While the company believes that business volume has stabilized, if the level of business declines further, Crown's ability to operate will be impaired.

- The company has limited capital resources as compared to those of many of its competitors. If the company is unable to develop additional capital resources through profitable operations, the raising of additional capital or other means, it may not be able to successfully compete for business.

- Crown currently operates as a rated servicer, although one rating agency has classified the company "ratings watch negative." If Crown's ratings are withdrawn or downgraded, Crown's current business would be adversely affected and the company's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may adversely affect its ratings.

OUTLOOK

The company offers loan servicing and third-party asset management services tailored to the needs of holders of interests in commercial and multifamily real estate. Crown has taken several steps to restructure itself in response to declining business volumes: it has significantly lowered operating expenses through staff reductions and office closings; it has simplified its capital structure and corporate governance through the redemption of several series of preferred stock; and it has sought to redeploy its core loan servicing and asset management capabilities to address particular market needs. These efforts have not yet returned the company to operating profitability. See "Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements."

Very limited liquidity and capital resources have significantly affected Crown's ability to operate. Low liquidity levels are primarily attributable to the repayment of debt and the settlement of other obligations resulting from the company's restructuring efforts, the company's reduced revenues and the lack of operating profitability. The trend of operating losses has also impaired the company's ability to attract investment capital other than those sums invested by certain directors or their affiliates. See "Item 5 - Market for Common Equity and Related Shareholder Matters." Management anticipates that liquidity and capital will remain limited until such time as the company can increase revenues and sustain profitable operations.

Loan servicing has been and will continue to be a core business of the company. Crown has sought to maintain and enhance its servicing capabilities even while significantly reducing other operational areas. For example, the company has converted to the Enterprise loan servicing system, a cost-effective, Internet-based system that Crown helped to develop. In February 2001, the company entered into a joint venture to enhance its ability to service loans for small and medium-sized businesses. Crown continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

The company's asset management business has undergone considerable change since July 2000, when Crown's largest customer consolidated multiple relationships into another firm. This transfer of business removed substantially all large commercial real estate assets such as hotels or shopping centers from the company's management portfolio. The company is now concentrating its efforts in two areas in which it has core competencies: the management of real estate interests significantly affected by government regulations or programs and the management of interests in tax-exempt bonds. The company now manages partnership interests and assets associated with certain subsidized multifamily projects and is actively seeking to further develop this business. In 2000, general partnerships in which the company invested sold five tax-exempt bonds into a securitization. The company retains an interest in the securitization as well as the right to service the bonds. Crown is seeking additional ways to expand its work on tax-exempt bond financings, where the company has been successful in enhancing the value and liquidity of certain such instruments.

Both Crown's loan servicing and asset management businesses have experienced significant declines in revenues and volumes in the past year. The company is using its limited liquid assets and capital resources to sustain its current business and to attempt generate new servicing and management business. Crown has been able to achieve substantial reductions in operating expenses and has benefited from recent capital infusions. While the company will continue its efforts to reduce expenses and obtain working capital, Crown's ability to continue to operate will be primarily affected by its ability to generate increased revenues through new business or to align itself with a strategic partner. There can be no assurance that Crown's actions will produce intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

Total revenues from continuing operations decreased $1.9 million to $3.5 million in 2000 from $5.5 million in 1999, with the largest decreases being attributable to management and disposition fees.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees decreased $1,309,387 to $1,326,007 in 2000 from $2,635,394 in 1999. Management fees decreased primarily due to the termination in July 2000 of the servicing contract with the company's largest customer.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues decreased $927,128 to $43,261 in 2000 from $970,389 in 1999. This decrease is attributable to the reduction of managed assets due to the winding up of contracts and to the cessation of operations of one of Crown's clients. Both of these situations occurred in 1999.

Certain contracts provide for incentive fees if the company achieves net cash collection in excess of thresholds established in the contracts. Incentive fees increased $81,189 to $241,000 in 2000 from $159,811 in 1999. The increase was attributable to the resolution in 2000 of an asset under an incentive-based contract.

Loan servicing fees primarily reflect loan servicing fees generated from Fannie Mae and Ginnie Mae loan portfolios. Loan servicing fees decreased $172,612 to $120,730 in 2000 from $293,342 in 1999. This decrease was due primarily to the sale of the company's Fannie DUS portfolio at the end of 1999 and to payoffs of serviced loans.

Interest income increased $133,315 from $753,485 in 1999 to $886,800 in 2000. This increase was attributable in part to a transfer of the company's banking relationships to an institution where more favorable terms are provided for funds left on deposit.

Income from partnerships and joint ventures declined $156,744 to $58,993 in 2000 versus $215,767 in 1999. The decline was due to the sale of the company's European operations and the winding up of several joint ventures in 1999.

Gain on sale of property increased from $30,263 in 1999 to $229,146 in 2000. The increase was due solely to the recognition of deferred gain on the sale of Crown's Columbus, Ohio headquarters in 1999.

Gain on bond securitization was $372,499 in 2000 compared to $0 in 1999. The amount in 2000 was attributable to the recognition of the value of a servicing asset received as a part of the CRS I and II bond transaction in July 2000.

Other Income decreased $201,074 from $427,028 in 1999 to $225,954 in 2000. The decrease was attributable to lower due diligence fees received as the result of declining opportunities to provide such services in 2000 and to fees related to the sold European operations which were received in 1999 with none received in 2000.

Operating and administrative expense changes were as follows:

                                    2000             1999              $ Change      % Change
                                    ----             ----              --------      --------
Personnel                           $2,623,668       $4,423,627        ($1,799,959)     (41)
Insurance, Professional and         $716,479         $1,121,144        ($404,665)       (37)
         Other
Occupancy                           $555,799         $679,944          ($124,145)       (18)
Amortization and                    $327,539         $354,113          ($26,574)         (8)
         Depreciation
Special non-recurring
         charges                    $671,753         $1,642,684        ($970,931)       (59)
Total                               $4,895,238       $8,221,513        ($3,326,275)     (40)

Operating and administrative expenses decreased approximately $3.33 million to $4.9 million in 2000 from $8.22 million in 1999. Decreases in personnel expenses were primarily due to the significant reduction in personnel.

Insurance, professional and other costs decreased by $404,665 to $716,479 in 2000 from $1,121,144 in 1999. This decrease was attributable to the general decline in operating expenses as a result of management's efforts to reduce costs in response to reduced revenues.

Occupancy cost decreased $124,145 to $555,799 in 2000 from $679,944 in 1999. The decrease was primarily attributable to the moving to lower cost facilities and to the closing of two offices in 2000.

Special, non-recurring expenses of $1,642,684 were incurred in 1999 in conjunction with the redemption of three series of preferred stock and the settlement of certain other obligations. This sum includes: loan, advisory, legal and other professional fees associated with the restructuring; the settlement of the employment contract of the former President and Chief Operating Officer of the company; a payment in settlement of the company's obligations to an investment banking firm; and various other expenses the company incurred during its exploration of strategic and financial alternatives. In 2000, special, non-recurring expenses were $671,753, down $970,931 form 1999. These expenses in 2000 related exclusively to the settlement of employment contracts and agreements with six former officers of the company.

Losses from continuing operations before interest expense decreased $1,345,135 to $1,390,898 in 2000 from $2,736,033 in 1999 primarily because of the reduced overhead in response to the company's reduced revenues.

Interest expense decreased $133,349 to $80,636 in 2000 from $213,985 in 1999. The overall decrease was primarily caused by reduced bank borrowings and additional cash resources available from the issuances of preferred stock.

Discontinued operations losses totaling $125,315 represent the net loss from the disposition of European operations during 1999. There were no discontinued operations in 2000. The company realized an extraordinary gain of $125,400 in 2000 when an entity to which Crown owed a $250,000 breakup fee forgave the remaining balance of that obligation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,082,524 to $127,927 in 2000 from $2,210,451 in 1999. In January 2000, the company repaid the remaining $1,770,000 balance of a credit facility pursuant to the terms of that facility. This repayment substantially reduced the company's liquidity. The company presently has no bank credit facilities. Crown is actively pursuing such facilities to enhance its liquidity and operating capacity. The company is also seeking to improve its liquidity by generating new business revenues, raising additional capital or entering into strategic alliances with capital partners.

Crown is incurring operating cash deficits and is funding those deficits using cash resources on hand as well as cash available pursuant to the terms of the stock subscription for the Series HH Preferred Stock. For the foreseeable future, the company expects to fund current operations with cash provided by operations, the issuance of additional preferred stock and the establishment of bank credit facilities. In 1999, Crown improved its liquidity through the sale of certain assets. The company does not anticipate being able to employ similar strategies for the foreseeable future. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. As noted above, the company is also seeking additional capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash decreased $2,082,524 in 2000 compared to a $278,308 increase in 1999. The 2000 amount decreased primarily as the result of ongoing operational losses and the repayment of debt. This decrease was partially offset by the issuance of Series CC Preferred in September 2000.

Cash flows from operating activities required the use of $841,491 in 2000. Operating activities used $1,306,620 in 1999.

Investing activities provided cash of $93,582 in 2000. Similar activities provided cash of $8,271,163 in 1999. The change was due primarily to the availability in 1999 of $3,706,106 in previously restricted cash, $1,548,214 from the sale of the headquarters building, $488,687 from the sale of the Fannie Mae DUS loan portfolio and $2,744,000 from the sale of the company's European operations. See "Note 2 - Discontinued Operations and Dispositions - to the Consolidated Financial Statements." There was no corresponding activity in 2000.

Financing activities used $6,686,235 in cash in 1999. In 2000, financing activities used $1,334,615 of cash. The 1999 uses included $4,111,236 for principal payments on notes payable and $4,099,999 for redemption of Series AA Preferred and Series BB Preferred. Proceeds from notes receivable from affiliate generated $2,225,000 in cash. In addition, in the fourth quarter of 1999, the company redeemed the remaining $900,000 of its Series B

Preferred by utilizing the same amount of restricted cash on hand. The 2000 uses include $1,770,000 in repayment on notes payable, which was partially offset by $500,000 received from the issuance of the Series CC Preferred.

ITEM  7.  -  FINANCIAL STATEMENTS
---------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            PAGE
                                                                           ----
Independent Auditors' Report............................................    F-1

Consolidated Balance Sheets, December 31, 2000 and 1999.................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999............................................    F-4

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 2000 and 1999.....................................    F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999...........................................    F-6

Notes to Consolidated Financial Statements for the years
   ended December 31, 2000 and 1999.....................................    F-8

[DELOITTE & TOUCHE LETTERHEAD]





INDEPENDENT AUDITORS' REPORT


To the Shareholders of
  Crown NorthCorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also examined the pro forma adjustments reflecting the sale of Series DD, Series EE, Series FF and Series GG Preferred Stock as described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheet of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2000. Such pro forma adjustments are based upon management's assumptions described in Note 1. Crown NorthCorp, Inc.'s management is responsible for the pro forma financial information. Our responsibility is to express an opinion on the pro forma consolidated balance sheet based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

The objective of this pro forma financial information is to show what the significant effects on the historical consolidated balance sheet might have been had the sale of Series DD, Series EE, Series FF and Series GG Preferred Stock occurred at an earlier date. However, the pro forma consolidated balance sheet is not necessarily indicative of the effects on financial position that would have been attained had the above-mentioned transaction actually occurred earlier.

In our opinion, management's assumptions provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned transactions described in Note 1, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma column reflects the proper application of those adjustments to the historical consolidated balance sheet amounts.


/s/ Deloitte & Touche LLP

June 6, 2001
(September 21, 2001 as to Notes 1 and 4)

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                2000
                                                                                         PRO FORMA            1999
                                                                     Historical         (see Note 4)       Historical
                                                                    -------------      -------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     127,927      $     467,927      $   2,210,451
  Receivables:
    Accounts receivable trade - net of allowance of
       $135,000 in 1999 (none in 2000)                                    105,496            105,496            454,036
    Affiliated entities                                                                                          32,130
  Prepaid expenses and other assets                                        56,396             56,396             93,859
                                                                    -------------      -------------      -------------

           Total current assets                                           289,819            629,819          2,790,476

PROPERTY AND EQUIPMENT - Net                                              121,442            121,442            268,794

RESTRICTED CASH                                                           500,000            500,000            500,000

GOODWILL - Net of accumulated amortization of $320,085
  in 2000 and $251,304 in 1999                                            121,193            121,193            189,974

OTHER ASSETS:
  Investments in partnerships and joint ventures                          108,402            108,402             81,212
  Other investments                                                       527,062            527,062
  Loan servicing rights - net of accumulated amortization
    of $137,452 in 2000 and $93,629 in 1999                               749,139            749,139            434,326
  Capitalized software cost - net of accumulated amortization
    of $252,156 in 2000 and $129,422 in 1999                              296,420            296,420            410,696
  Deposits                                                                 11,762             11,762             19,496
                                                                    -------------      -------------      -------------

           Total other assets                                           1,692,785          1,692,785            945,730
                                                                    -------------      -------------      -------------

TOTAL                                                               $   2,725,239      $   3,065,239      $   4,694,974
                                                                    =============      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                          $     510,000                         $     200,000
  Accrued breakup fees                                                                                          250,000
  Accounts payable                                                        287,479      $     287,479             96,033
  Accrued expenses:
    Settlement                                                             71,690             71,690            146,810
    Interest                                                               49,333
    Other                                                                 177,911            177,911            202,074
                                                                    -------------      -------------      -------------

            Total current liabilities                                   1,096,413            537,080            894,917

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                                              1,680,000
  Allowance for loan losses                                               500,000            500,000            500,000
  Deferred gain on sale leaseback                                                                               229,146
                                                                    -------------      -------------      -------------

            Total long-term obligations                                   500,000            500,000          2,409,146

REDEEMABLE PREFERRED STOCK                                                                                      500,000

SHAREHOLDERS' EQUITY:
  Common stock                                                            117,405            117,405            112,609
  Convertible preferred stock
  Additional paid-in capital                                            7,662,076          8,561,409          6,068,208
  Accumulated deficit                                                  (6,583,602)        (6,583,602)        (5,222,853)
  Treasury stock, at cost                                                 (67,053)           (67,053)           (67,053)
                                                                    -------------      -------------      -------------

            Total shareholders' equity                                  1,128,826          2,028,159            890,911
                                                                    -------------      -------------      -------------


TOTAL                                                               $   2,725,239      $   3,065,239      $   4,694,974
                                                                    =============      =============      =============


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                           2000                   1999

REVENUES:
  Management fees                                                                    $  1,326,007            $  2,635,394
  Disposition fees                                                                         43,261                 970,389
  Incentive fees                                                                          241,000                 159,811
  Loan servicing fees                                                                     120,730                 293,342
  Interest income                                                                         886,800                 753,485
  Income from partnerships and joint ventures                                              58,993                 215,767
  Gain on sale of property                                                                229,146                  30,263
  Gain on bond securitization                                                             372,449
  Other                                                                                   225,954                 427,028
                                                                                     ------------            ------------

            Total revenues                                                              3,504,340               5,485,479
                                                                                     ------------            ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                                             2,623,668               4,423,628
  Insurance, professional and other                                                       716,479               1,121,144
  Occupancy                                                                               555,799                 679,944
  Amortization and depreciation                                                           327,539                 354,113
  Special non-recurring charges, net                                                      671,753               1,642,684
                                                                                     ------------            ------------

           Total operating and administrative expenses                                  4,895,238               8,221,513
                                                                                     ------------            ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INTEREST EXPENSE                                                              (1,390,898)             (2,736,034)

INTEREST EXPENSE                                                                           80,636                 213,985
                                                                                     ------------            ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY GAIN                                                            (1,471,534)             (2,950,019)

DISCONTINUED OPERATIONS:
  Loss from operations                                                                                            (11,606)
  Loss on sale                                                                                                   (113,709)

EXTRAORDINARY GAIN ON FORGIVENESS
  OF ACCRUED BREAKUP FEES                                                                 125,400
                                                                                     ------------            ------------


NET LOSS                                                                             $ (1,346,134)           $ (3,075,334)
                                                                                     ============            ============


LOSS PER SHARE, BASIC AND DILUTED:
  Continuing operations before extraordinary gain                                    $      (0.13)           $      (0.26)
  Discontinued operations:
    Loss from operations                                                                                              --
    Loss on sale                                                                                                    (0.01)
  Extraordinary gain on forgiveness of accrued breakup fees                                  0.01
                                                                                     ------------            ------------

           Total loss per share                                                      $      (0.12)           $      (0.27)
                                                                                     ============            ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                    11,321,763              11,200,022
                                                                                     ============            ============


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                       CONVERTIBLE PREFERRED STOCK
                                                                       ------------------------------------------------------------
                                                                           SERIES AA            SERIES BB            SERIES CC
                                                 COMMON STOCK          ----------------     ------------------     ----------------
                                            SHARES                     SHARES                SHARES                SHARES
                                            ISSUED         AMOUNT      ISSUED    AMOUNT      ISSUED     AMOUNT     ISSUED    AMOUNT
                                            ------         ------      ------    ------      ------     ------     ------    ------


BALANCE, DECEMBER 31, 1998                11,065,120     $ 110,651        1                     1

Comprehensive loss:
  Net loss
  Foreign currency
    translation adjustment

          Total comprehensive loss
Issuance of common stock                     195,824         1,958
Shares reacquired                                                        (1)                   (1)
Issuance of treasury shares
                                          ----------     ---------   --------   ---------  -------    -------    -------  ---------

BALANCE, DECEMBER 31, 1999                11,260,944       112,609

  Net loss and total
    comprehensive loss
  Issuance of common stock                   191,907         4,796
  Issuance of preferred stock                                                                                          1
  Redeemable preferred
    stock reacquired
  Shareholder distributions
  Investment in equity transactions
                                          ----------     ---------   --------   ---------  -------    -------    -------  ---------


BALANCE, DECEMBER 31, 2000                11,452,851     $ 117,405                                                    1
                                          ==========     =========   ========   =========  =======    =======    =======  =========




                                                                       ACCUMULATED
                                                                          OTHER
                                         ADDITIONAL                   COMPREHENSIVE                                     TOTAL
                                          PAID-IN       ACCUMULATED      INCOME               TREASURY STOCK        SHAREHOLDERS'
                                          CAPITAL         DEFICIT        (LOSS)          SHARES          AMOUNT        EQUITY
                                          -------         -------        -------         ------          ------        ------


BALANCE, DECEMBER 31, 1998              $ 9,993,864    $ (2,147,520)     $(48,457)        (410)        $    (327)     $ 7,908,211

Comprehensive loss:
  Net loss                                               (3,075,333)                                                   (3,075,333)
  Foreign currency
    translation adjustment                                                 48,457                                          48,457
                                                       ------------      --------                                     -----------
          Total comprehensive loss                       (3,075,333)       48,457                                      (3,026,876)
Issuance of common stock                    107,617                                                                       109,575
Shares reacquired                        (4,132,997)                                (1,481,663)         (167,002)      (4,299,999)
Issuance of treasury shares                  99,724                                     800,000          100,276          200,000
                                        -----------    ------------      --------      --------        ---------      -----------

BALANCE, DECEMBER 31, 1999                6,068,208      (5,222,853)                   (682,073)         (67,053)         890,911

  Net loss and total
    comprehensive loss                                   (1,346,134)                                                   (1,346,134)
  Issuance of common stock                   33,204                                                                        38,000
  Issuance of preferred stock               500,000                                                                       500,000
  Redeemable preferred
    stock reacquired                        450,000                                                                       450,000
  Shareholder distributions                                 (14,615)                                                      (14,615)
  Investment in equity transactions         610,664                                                                       610,664
                                        -----------    ------------      --------      --------        ---------      -----------


BALANCE, DECEMBER 31, 2000              $ 7,662,076    $ (6,583,602)     $             (682,073)       $ (67,053)     $ 1,128,826
                                        ===========    ============      ========      ========        =========      ===========


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                     2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(1,346,134)   $(2,950,018)
  Foreign currency translation adjustment                                                            48,457
                                                                                 -----------    -----------
  Total comprehensive net loss                                                    (1,346,134)    (2,901,561)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization and depreciation                                                    383,330        571,402
    Decrease in reserve for loan losses                                                             (76,000)
    Equity in income from investment in partnerships and joint ventures              (58,993)       135,256
    Loss on disposal of equipment                                                     26,538
    Accretion of deferred gain                                                      (229,146)       (30,263)
    Forgiveness of accrued breakup fees                                             (125,400)
    Write off of capitalized acquisition costs                                       400,000
    Gain on bond securitization                                                     (372,449)
    Gain on sale of portfolio                                                                      (142,698)
    Payment of board of directors' fees by issuance of common stock                   38,000        109,575
    Change in operating assets and liabilities - net of effects from purchases and divestitures of subsidiaries:
      Accounts receivable                                                            380,670      1,083,609
      Prepaid expenses and other assets                                               45,197        234,994
      Accounts payable and accrued expenses                                           16,896       (301,095)
                                                                                 -----------    -----------

           Net cash used in continuing operating activities                         (841,491)    (1,316,781)

           Net cash provided by discontinued operating activities                                    10,161
                                                                                 -----------    -----------

           Net cash used in operating activities                                    (841,491)    (1,306,620)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                                                     3,706,106
  Distributions from partnerships and joint ventures                                 115,405        (75,389)
  Purchase of property and equipment                                                 (21,823)      (140,455)
  Proceeds from sale of corporate office                                                          1,548,214
  Proceeds from sale of DUS portfolio                                                               488,687
  Proceeds from sale of discontinued operations                                                   2,744,000
                                                                                 -----------    -----------

            Net cash provided by investing activities                                 93,582      8,271,163
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder distributions                                                          (14,615)
  Issuance of common stock                                                                          200,000
  Principal payments on notes payable                                             (1,770,000)    (4,111,236)
  Proceeds from notes payable                                                                     2,225,000
  Redemption of redeemable preferred stock                                                         (900,000)
  Redemption of Series AA preferred stock                                                        (3,299,999)
  Redemption of Series BB preferred stock                                                          (800,000)
  Redemption of redeemable preferred stock                                           (50,000)
  Issuance of Series CC preferred stock                                              500,000
                                                                                 -----------    -----------

            Net cash used in financing activities                                 (1,334,615)    (6,686,235)
                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH DURING THE YEAR                                   (2,082,524)       278,308

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,210,451      1,932,143
                                                                                 -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   127,927    $ 2,210,451
                                                                                 ===========    ===========


See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (CONTINUED)
--------------------------------------------------------------------------------

                                                            2000           1999

SUPPLEMENTAL INFORMATION:

  CASH PAID FOR INTEREST                                  $ 30,903       $ 149,379
                                                          =========      =========

  REDEMPTION OF PREFERRED STOCK
    THROUGH NOTE PAYABLE                                                 $ 200,000
                                                                         =========



See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

      DISCONTINUED OPERATIONS - The Company sold its European operations in 1999 (see Note 2).

      LOSS FROM OPERATIONS - The Company incurred a net loss from continuing operations of approximately $1,346,000 and $2,950,000 in 2000 and 1999, respectively. In addition, at December 31, 2000, current liabilities exceed current assets by $806,594. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due. In May 2001, the Company issued Series DD Convertible Preferred Stock to the Chief Executive Officer of the Company ("CEO") in exchange for $200,000 cash. Also in September 2001 the Company issued Series GG Convertible Preferred Stock to the CEO in exchange for $140,000 cash. In addition to the $340,000 in cash generated by the issuance of Series DD and GG Convertible Preferred Stock, the Company has issued preferred stock, as discussed in Note 4, to reduce current liabilities by approximately $559,000. The pro forma consolidated balance sheet at December 31, 2000 reflects the effect of such transactions, assuming the transactions had occurred prior to December 31, 2000 and that all cash received was held by the Company. Also, in September 2001, the Company entered into a stock subscription agreement with the chief executive officer ("CEO") of the Company, whereby as the Company experiences liquidity needs through December 31, 2002 the CEO will purchase up to 15 shares of Series HH Convertible Preferred Stock for $10,000 per share. Additionally, management has taken actions to reduce the size of the Company, simplify its capital structure and increase its core business units. Accordingly, management believes that the Company will be able to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

      CONCENTRATIONS - Private-sector contracts with one customer accounted for 33% of revenues for 1999 and approximately 23% of total accounts receivable at December 31, 1999. As of December 31, 2000 that entity is no longer a customer of the Company. Certain private-sector contracts are generally cancelable with 30 days notice.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

      DEPRECIATION - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to forty years.

      GOODWILL - The excess purchase price over the fair value of identifiable assets acquired is recorded as goodwill in the accompanying financial statements. Goodwill is being amortized over its estimated life of 4 to 10 years using the straight-line method. At each balance sheet date, a determination is made by management to ascertain whether the goodwill has been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows and other operating factors. At December 31, 2000 and 1999 no impairment is indicated.

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

      CAPITALIZED SOFTWARE COST - Capitalized software costs are amortized using a straight-line basis over 4 to 5 years. During 1999 the Company capitalized costs of approximately $66,000 for computer software developed for internal use. There were no software costs capitalized in 2000.

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

      During 2000 one of the Company's general partner investments, CRS Bond Portfolio LP ("CRS I"), sold its investments into a securitization and retained an interest in the certificate. The proceeds from the investment sale were used to buy out certain partners and, accordingly, the Company's investment in CRS I increased from 1% to 50% and the Company recorded additional paid in capital of approximately $96,000 for capital amounts allocated to it as a result of this transaction.

      Also, during 2000 one of the Company's general partner investments, CRS Bond Portfolio, II LP ("CRS II"), sold its investments into a securitization and retained an interest in the certificate. The Company retained servicing rights of the sold investments, and the Company recorded a gain of approximately $372,000 and recorded a servicing asset for this amount. The proceeds from the investment sale were used by CRS II to buy out certain partners. The Company's investment in CRS II increased from 1% to 100% and CRS II is now accounted for as a consolidated wholly-owned subsidiary. The Company recorded additional paid in capital of approximately $516,000 for capital accounts allocated to it as a result of this transaction. The retained certificate is carried at amortized cost of approximately $527,000.

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

      FORGIVENESS OF ACCRUED BREAKUP FEES - During 1999 the Company agreed to pay $250,000 to an entity interested in purchasing the Company if the Company pursued a different alternative. The Company decided in 1999 not to sell to that entity and recognized the breakup fees as an expense. During 2000 the entity forgave the remaining balance which resulted in an extraordinary gain of $125,400 ($0.01 per share).

      MANAGEMENT FEES - Management fees are recorded as revenue when services required under the contracts are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Upon each disposition, withdrawal or addition of an asset or asset group, the management fee is adjusted to reflect the change in aggregate value of the assets. Management fees are calculated on a daily basis as set forth in the contracts.

      DISPOSITION FEES - Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the gross proceeds from the disposition have been received by the asset owner. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition.

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

      LOSS PER COMMON SHARE - As the Company incurred net losses in 2000 and 1999 there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share".

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

      SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" are expected to be issued by the Financial Accounting Standards Board in July 2001. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002. The Company is still evaluating the impact that adoption of these statements will have on its financial position, results of operations and cash flows.

      RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.    DISCONTINUED OPERATIONS AND DISPOSITIONS

      In August 1999, the Company sold its European segment which had interests in HMR Sweden, L.L.C., Catella/Crown NorthCorp Joint Venture AB and a related asset management contract for total consideration of approximately $3,500,000. The selling price was receivable in cash and the cancellation of indebtedness to an affiliate of a shareholder-director of approximately $980,000, of which $726,000 was received from sale proceeds and the remaining amount due in the form of a note payable. The remaining funds were substantially used to pay down long-term debt (see Note 4). The sale resulted in a loss of $113,709 ($.01 per share). Revenues for the European segment were approximately $450,000 in 1999.

      In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program (DUS) for net proceeds of $488,687. Pursuant to the sale agreement, $500,000 must be retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds must be held in an escrow account until all of the mortgage loans have been paid off. The transaction resulted in a gain on the sale of $142,968.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2000 and 1999:

                                                      2000              1999

Furniture and equipment                            $ 904,346        $ 1,323,742
Less accumulated depreciation                       (782,904)        (1,054,948)
                                                   ----------       -----------

Property and equipment - net                       $ 121,442        $   268,794
                                                  ==========         =========

      In May 1999, the Company sold its corporate headquarters for net proceeds of approximately $1,548,214. On that same date, the Company entered into a lease of a portion of the space in the building. Pursuant to the lease, the Company makes annual rental payments of approximately

      $160,000 for an initial term of five years provided, however, that the Company may terminate the lease upon six months' notice under certain terms and conditions. Accordingly, the Company recorded a deferred gain on sale of $259,410. During 2000 the Company terminated the lease and signed a new lease agreement for an insignificant portion of the same building, which expires December 31, 2001, resulting in full recognition of the remaining deferred gain. Rental payments payable under the new lease agreement for 2001 are approximately $26,000. The Company recognized accreted income of $229,146 and $30,263 in 2000 and 1999, respectively, related to the sale.

4.    NOTES AND BONDS PAYABLE

      Long-term debt consists of the following at December 31, 2000 and 1999:

                                                             2000             1999

Promissory Note, 14% at December 31, 1999,
  due November 24, 2004, paid in 2000                                       $ 1,680,000
Promissory Note, 10% annual interest, principal
  and accrued interest payable on September 27, 2001       $  310,000
Promissory Note for preferred redemption to
  former shareholders, prime (8.5% at
  December 31, 2000 and 1999) due
  December 22, 2000, see Note 7                               200,000           200,000
                                                           ----------       -----------
Total                                                         510,000         1,880,000
Less current portion                                          510,000           200,000
                                                           ----------       -----------

Long-term debt                                             $                $ 1,680,000
                                                           ==========       ===========




      All principal payments on long-term debt are payable in 2001.

      At December 31, 2000 and 1999, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities. In addition, in May 2001 the Company issued Series EE Convertible Preferred Stock to a board member and shareholder in exchange for paying the $200,000 note due December 22, 2000 and accrued interest of $9,896. In September 2001 the Company issued to the CEO Series FF Convertible Preferred Stock in the stated amount of $320,152 in consideration of the holder assuming the Company's obligation under the $310,000 promissory note plus unpaid accrued interest (approximately $40,000 at December 31, 2000).

5.    LEASES

      The Company, in its operations, leases office facilities and equipment. All leases in effect at December 31, 2000, which expire on various dates through 2001, have been classified as operating leases. Rent expense was approximately $384,000 and $425,000 in 2000 and 1999, respectively.

      The future minimum operating lease payments as of December 31, 2000 are as follows:

                                                               EQUIPMENT      OFFICES
      Year ending December 31:
        2001                                                   $ 9,676       $ 39,790
                                                               --------      --------

      Total                                                    $ 9,676       $ 39,790
                                                               ========      ========


6.    RELATED PARTY TRANSACTIONS

      In August 1999, the Company sold its interests in HMR, an affiliate controlled by a director-shareholder of the Company (see Note 2). The Company purchased the equity investment in 1998 for approximately $2.5 million in exchange for a 14.23% ownership interest in HMR. The Company funded its investment through a combination of cash on hand and a loan ($980,392) from another affiliate controlled by the director-shareholder. HMR has 13.09% ownership in Telereit Holding AB (Telereit), a Swedish real estate investment trust which holds approximately $614 million in a portfolio of assets in Sweden. In consideration of the director-shareholder's investment in Telereit and the loan from the affiliate controlled by the director-shareholder, the Company agreed to pay 25% of its management and disposition fees and 75% of its incentive fees received under the asset management agreement, net of the Company's expenses, to the director-shareholder. The Company had an interest in an asset management agreement with Telereit which the Company also sold in August 1999 (see Note 2). During 1999 the Company paid no amount to the director-shareholder under the agreement. During 1999, the Company recorded income from its investment in the partnership of $2,140, respectively.

      In 1999, in connection with the sale of the Company's European segment, the indebtedness of approximately $980,000, payable to an affiliate controlled by the director-shareholder was cancelled (see Note 2). The note accrued interest in an amount equal to the greater of 6.5% per annum on the outstanding principal amount or an amount based on cash distributions. During 1999, the Company paid interest of $37,350, respectively, for an effective rate of interest of 11.9%. Under the terms of a pledge agreement the note was secured by a portion of the Company's interest in the affiliate. A bank, on behalf of the Company, issued letters of credit aggregating approximately $625,000 to partially secure Telereit's obligations under a credit facility. During 1999, the letters of credit were returned to the bank.

      The Company conducts certain of its operations through various joint ventures and other partnership forms that are principally accounted for using the equity method. Included in the Company's revenues for 2000 and 1999 are equity in income of related companies of approximately $59,000 and $216,600, respectively. The Company also provides services for the ventures and included in revenues for 2000 and 1999 are management, incentive, retainer and disposition fees of approximately $241,000 and $160,000, respectively, related thereto.

      Payments to members of the Board of Directors were made in the form of common stock issuances totaling $38,000 and $109,575 in 2000 and 1999, respectively. In addition, one board member was paid $10,000 in cash.

7.    SHAREHOLDERS' EQUITY

      At December 31, 2000 and 1999, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized shares of preferred stock.

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

      In December 1996, also in connection with an acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Redeemable Preferred Stock (the "Series C Preferred"), with a par value of $.01 per share. The shareholder is entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference. The liquidation preference is $1,000 per Series C Preferred share. Each Series C Preferred share is convertible into 666.67 fully paid shares of Common Stock. The shares can be converted, at the option of the holder, during a 45-day conversion period after the 30-day period in which the average Common Stock closing share price equals or exceeds $1.50. The shares can be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of any unpaid, declared dividends. During 2000 the Company redeemed all 500 shares for $100 per share (total of $50,000 cash) and recorded $450,000 as additional paid-in capital.

      During 1996, primarily in connection with certain business acquisitions, the Company issued warrants entitling the holders to purchase 403,983 shares of Common Stock at prices ranging from $0.63 to $1.00 per share over periods ranging from 18 months to 5 years after issuance. At January 1, 1999, 349,300 warrants were exercisable. During 1999, 274,300 warrants expired or were forfeited and at December 31, 2000 and 1999, 75,000 warrants are exercisable. No warrants were exercised in 2000 or 1999. The weighted average exercise price was $0.73 at December 31, 2000 and 1999, respectively.

      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 25,000 shares of common stock at $1.44 per share. As of December 31, 2000 and 1999 there are 25,000 exercisable warrants which expire November 30, 2003.

      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 50,000 shares of common stock at $2 per share. The warrants vest annually and expire December 1, 2003. Any unvested shares at the date of a change in control of the Company vest immediately. During 1999 the Company issued additional warrants entitling the holder to purchase up to 25,000 shares of common stock at $1.3125 per share. During 2000 the Company issued additional warrants entitling the holder to purchase up to 265,000 shares of common stock at $.07 per share. These warrants were part of an agreement that required the individual to give up the rights to the warrants issued in 1998 and 1999. At December 31, 2000 and 1999, the number of exercisable warrants was 265,000 and 45,000, respectively.

      During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase up to 225,000 shares of common stock at $.07 per share.

      In September 2000, the Company issued one share of Series CC Convertible Preferred Stock (the "Series CC Preferred"), with a par value of $.01 per share, to a company owned by the chief executive officer of the Company for $500,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $500,000 per share of Series CC Preferred, plus unpaid cumulative dividends. The share of Series CC Preferred is convertible, at the option of the holder into 5,000,000 shares of common stock through September 15, 2005. Undeclared and unpaid cumulative dividends at December 31, 2000 are $7,500.

      See also Note 1 and Note 4 regarding subsequent issuance of Series DD, EE, FF, GG and HH Convertible Preferred Stock in 2001.

      A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2000 and 1999.

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Based on an estimated volatility of 220%, a weighted average life of 5.2 years and a discount rate of 6%, compensation cost, under the method of determination per SFAS 123, would have been approximately $47,000 and $2,700 higher than reported in the consolidated statements of operations, resulting in a net loss from continuing operations of $1,393,000 and $3,078,000 and a loss per share, basic and diluted, of $.13 and $0.27, for 2000 and 1999, respectively.

8.    BENEFIT PLANS

      The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $19,932 and $24,391 in 2000 and 1999, respectively.

      The Company has a profit sharing stock retirement plan (the "Plan") covering U.S. employees. The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. No amounts were awarded under the Plan in 2000 or 1999.

9.    INCOME TAXES

      For the year ended December 31, 1999, the components of income tax expense consisted of the following:


        Current                                                             $  (6,706)
        Deferred                                                                6,706
                                                                            ---------

        Total income tax (benefit) expense                                  $       0
                                                                            =========

      There was no income tax expense in 2000.

      The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings
      (loss) from continuing operations as follows:

                                                              2000               1999

Income tax benefit at statutory rate                       $ (457,686)      $ (1,045,613)
Non-deductible foreign losses                                                     42,607
Non-deductible amortization                                    15,980             15,980
Non-deductible meals and entertainment                          2,173              7,516
Valuation allowance                                           477,200          1,296,300
Other - net                                                   (37,667)          (316,790)
                                                           ----------       ------------

Total income tax benefit                                   $        0       $          0
                                                           ==========       ============



      The Company has approximately $5,664,000 of operating loss carryforwards available at December 31, 2000 which expire in varying amounts from 2002 through 2019.

      At December 31, 2000 and 1999 the Company had recorded a net deferred tax asset as follows:

                                                                 2000               1999

Assets:
  Current:
    Collection allowance                                                        $    45,900
Long-term:
  Loss carryforward                                           $ 1,926,000         1,529,000
  Other                                                                              18,300
  Valuation allowance                                          (1,903,800)       (1,566,200)
                                                              -----------       -----------

            Total assets                                           22,200            27,000
                                                              -----------       -----------

Liabilities - long-term:
  Depreciation and amortization
  Deferred loan servicing                                         (22,200)          (27,000)
                                                              -----------       -----------

            Total liabilities                                     (22,200)          (27,000)
                                                              -----------       -----------


Net deferred tax asset                                        $         0       $         0
                                                              ===========       ===========


10.   CONTINGENCIES

      The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial statements of the Company.

11.   MORTGAGE SERVICING FOR OTHERS

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $105 million and $1,406 million at December 31, 2000 and 1999, respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheets, were approximately $1.2 million and $44.6 million at December 31, 2000 and 1999, respectively.

      Mortgage servicing rights of $372,449 were capitalized in 2000 (none in 1999). Amortization of mortgage servicing rights was $137,452 and $191,713 in 2000 and 1999, respectively.

12.   SEGMENT INFORMATION

      The Company presently operates in one segment as determined in accordance with SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information".

13.   SPECIAL CHARGES

      The following special charges were incurred by the Company during the years presented:

                                                                     2000             1999

Officer severance                                                 $ 225,000       $  450,000
Loan and breakup fees                                                                510,000
Professional fees                                                                    489,183
Write off of capitalized acquisition costs                          400,000
Other                                                                46,753          193,501
                                                                  ---------       ----------

Total special charges, net                                        $ 671,753       $1,642,684
                                                                  =========       ==========


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

      On September 1, 2000, the Company entered into an agreement with certain of its former executive employees to terminate their employment. The agreement called for payments of $225,000 in exchange for the termination of the employment contracts each of the executives had with the Company.

      During 2000, the Company entered into a business agreement with DRS Realty Services, Inc. In exchange for loan servicing revenues the Company agreed to guarantee $400,000 of debt that DRS had outstanding. The agreement failed and the Company wrote off the $400,000 of capitalized acquisition costs recorded at inception. During 2000 the Company made principal payments of $90,000 and the principal balance of the debt at December 31, 2000 is $310,000, see Note 4.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None



                                    PART III
                                    --------

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

The company currently has four directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Crown's officers do not serve a term of years but serve at the pleasure of the Board of Directors.

The directors and executive officers of the company as of September 20, 2001 are as follows:

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------

Ronald E. Roark            51               Chairman, Chief Executive Officer and Director
Gordon V. Smith            68               Director
David K. Conrad            45               Director
Grace Jenkins              49               Director
Rick Lewis                 47               Vice President, Treasurer and Chief Financial Officer
Stephen W. Brown           50               Secretary

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of September 20, 2001.

RONALD E. ROARK has served as Chairman of the Board of Directors of the company since August 4, 1994 and as Chief Executive Officer of the company from September 13, 1994 to March 28, 2000 and again since September 1, 2000. He served as Acting President and Chief Operating Officer from August 31, 1996 to April 21, 1997. Since 1995 he has served as President of Royal Investments Corp. and, since 1979, has been President of Brookville Associates, Inc.

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

GRACE JENKINS has served as a director of Crown since October 30, 2000. From March 6, 1997 until September 1, 2000, she served as Executive Vice President of Crown. She served as a Vice President of the company from September 13, 1994 to that date. Since February 2001, she has served as IT Program Process Group Leader for American Electric Power.

RICK LEWIS has served as the company's Treasurer and Chief Financial Officer since September 1, 2000 and as Vice President since February 22, 2000. Since 1994, he has administered the company's loan servicing operations.

STEPHEN W. BROWN has served as Secretary of Crown since September 13, 1994 and as Corporate Counsel since August 1996. Since March 1992, he has served Crown in various asset management capacities and as a legal counsel.

ITEM 10. - EXECUTIVE COMPENSATION
---------------------------------

The following table sets forth information for the year ended December 31, 2000 with respect to the two individuals who served as Crown's Chief Executive Officer during, the executive officers other than the Chief Executive Officer and certain other individuals.


                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
Ronald E. Roark,                  2000             $100,000               $0                 $10,000
Chairman and                      1999             $300,000               $0                 $10,000
CEO (1)                           1998             $300,000               $0                 $10,000

James F. Russell II,              2000             $100,000               $0                 $17,243
President and CEO (2)


Stephen W. Brown,                 2000              $54,166               $0                 $56,775
Secretary and Corporate           1999              70,568                $0                 $2,933
Counsel (3)                       1998              67,368                $0                 $2,800


Rick Lewis, Vice                  2000              $85,500               $0                   $0
President, Treasurer and          1999              $85,500               $0                   $0
Chief Financial Officer           1998              $85,500               $0                   $0

Grace Jenkins, Executive          2000              $83,333               $0                 $48,397
Vice President; Director          1999             $113,716             $25,000              $10,000
(4)                               1998             $103,716               $0                 $10,000

Richard A. Brock, Senior          2000              $83,333               $0                 $44,752
Vice President(5)                 1999             $111,573             $20,000              $10,000
                                  1998             $104,930               $0                 $10,000


(1) Mr. Roark has served as Chairman of the company since August 4, 1994 served as its CEO from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage and disability insurance premiums on his behalf. Since January 1, 2000, any payments of salary to Mr. Roark have been funded by Royal; Crown does not anticipate funding Mr. Roark's salary itself for the foreseeable future. See generally "Item 12 - Certain Relationships and Related Transactions."

(2) Mr. Russell served as the company's chief executive officer from March 28, 2000 to September 1, 2000.

(3) Mr. Brown's Other Compensation for 2000 includes a deferred payment received by him pursuant to the settlement effective September 1, 2000 of his employment contract with the company as well as fees for services. As part of the employment contract settlement, the company issued Mr. Brown warrants to purchase 85,000 shares of common stock at $.07 per share.

(4) Ms. Jenkins served as Executive Vice President of Crown from March 6, 1997 to September 1, 2000. She has served as a Director since October 30, 2000. Her Other Compensation in 2000 includes a deferred payment received by her pursuant to the settlement effective September 1, 2000 of her employment contract and related agreements with the company. As part of that settlement, the company issued Ms. Jenkins warrants to purchase 265,000 shares of common stock at $.07 per share.

(5) Mr. Brock's Other Compensation for 2000 includes a deferred payment received by him pursuant to the settlement effective September 1, 2000 of his employment contract with the company. As part of that settlement, the company issued Mr. Brock warrants to purchase 140,000 shares of common stock at $.07 per share.

Each director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended, plus expenses. The company makes retainer and attendance payments to directors quarterly. At the company's election, payments are either in cash or in the form of common stock based generally on the closing price of the common stock on the last day of a quarter.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth security ownership information regarding the common stock as of September 20, 2001 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                                    NUMBER OF SHARES              APPROXIMATE
               NAME                                                 OF COMMON STOCK             PERCENT OF CLASS
               ----                                                 ---------------             ----------------
Ronald E. Roark (1)                                                     17,256,497                    65.3%
Tucker Holding Company, Ltd. (1)                                        6,337,932                     24.0%
Royal Investments Corp. (1)                                             5,158,037                     19.5%
Crown NorthCorp, Limited (1)                                            5,000,000                     18.9%
The Gordon V. and Helen C. Smith Foundation (2)                         4,116,060                     15.6%
Gordon V. Smith (2)                                                     4,116,060                     15.6%
David K. Conrad (3)                                                       117,500                      (8)
Grace Jenkins (4)                                                        300,000                      1.2%
Richard A. Brock (5)                                                     140,000                       (8)
Stephen W. Brown (6)                                                      95,000                       (8)
James F. Russell II                                                       -----                       -----
Rick Lewis (7)                                                            3,000                        (8)
All directors and executive officers as a group                         21,883,457                    82.8%
(6 persons)

(1) The holdings attributable to Mr. Roark include: (a) 4,337,932 shares of common stock held by Tucker Holding Company, Ltd., of which Mr. Roark is the managing member; (b) one share of Series DD Preferred held by Tucker, which is convertible into 2,000,000 shares of common stock; (c) one share of Series CC Preferred, which is convertible into 5,000,000 shares of common stock and is held by Crown NorthCorp, Limited, a company wholly by Royal Investments Corp. (Mr. Roark is the sole stockholder of Royal and serves as its president); (d) one share of Series FF Preferred held by Royal which is convertible into 3,358,037 shares of common stock; (e) one share of GG Preferred stock held by Royal which is convertible into 1,400,000 shares of common stock; (f) four shares of Series HH Preferred held by Royal which is convertible into 400,000 shares of common stock; (g) 528,128 shares held by Royal, as trustee; (h) 210,600 shares held by Mr. Roark personally; (i) 4,600 shares held by his wife and (j) 17,200 shares held by Trident Air Services, Inc., of which Mr. Roark is president. The mailing address for Tucker and Royal is 380 Tucker Drive, Worthington, Ohio 43085; the mailing address for Limited is Crown House, Crown Street, Ipswich IP1 3HS, United Kingdom.

(2) The mailing address for The Gordon V. and Helen C. Smith Foundation and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 1,478,423 shares of common stock and one share of Series EE Preferred, which is convertible into 2,098,960 shares of common stock. The Smith Foundation holds 538,677 shares of common stock. Mr. Smith, as president of the

         Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(3) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215.

(4) Represents ownership of 35,000 shares of common stock and warrants to acquire 265,000 shares of common stock at $.07 per share.

(5) Represents warrants to acquire 140,000 shares of common stock at $.07 per share.

(6) Represents warrants to acquire 85,000 shares of common stock at $.07 per share and to acquire 10,000 shares of common stock at $.63 per share.

(7) Represents warrants to acquire 3,000 shares of common stock at $.63 per share.

(8)      Less than 1%.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

When it entered into an asset management agreement with Telereit Holding AB covering a portfolio of assets in Sweden, Crown in 1998 made an equity investment in Telereit Holding through HMR Sweden, L.L.C., an affiliate of a director-shareholder. HMR Sweden, in turn, invested in Telereit Holding. In August 1999, HMR Sweden transferred to Crown, in complete redemption of Crown's interests in HMR, those shares and owner's debt representing Crown's equity investment in Telereit Holding. As part of its disposition of European operations, Crown sold those shares and owner's debt to Catella Holding AB for $3,470,000 cash. From the proceeds of sale, the company repaid MarRay Investments, LLC, another affiliate of that director-shareholder, $979,754 in satisfaction of indebtedness the company incurred in conjunction with its investment in Telereit. The company also paid the director-shareholder from the proceeds the sum of $726,000 in satisfaction of the company's obligations to it under a certain payment of fees agreement entered into between the director-shareholder and Crown in consideration of HMC's investment in Telereit and the loan from MarRay.

Also in conjunction with the sale of European operations, Crown entered into an agreement effective July 1, 1999 with Royal Investments Corp., a company wholly owned by Mr. Roark. Pursuant to this agreement, Royal acquired the stock of Crown's European subsidiaries that remained after the sale to Telereit, which consisted primarily of non-operating companies. Royal funds Crown's salary and benefit expenses for Mr. Roark. See "Item 10 - Executive Compensation."

In September 2000, the company issued one share of Series CC Convertible Preferred Stock to Crown NorthCorp Limited, an affiliate of Mr. Roark, in exchange for $500,000 cash. In May 2001, the company issued one share of Series DD Convertible Preferred Stock to Tucker Holding Company, Ltd., another affiliate of Mr. Roark, in exchange for $200,000 cash. In

September 2001, the company issued to Royal Investments Corp., another affiliate of Mr. Roark, one share of Series FF Convertible Preferred Stock, one share of Series GG Convertible Preferred Stock and four shares of Series HH Convertible Preferred Stock. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

In December 1999, Crown redeemed its Series AA Convertible Preferred Stock with a payment of $3.3 million cash and delivery of a $200,000 promissory note. Mr. Smith guaranteed Crown's obligations under this note. Upon the maturity of this note, Mr. Smith paid the $200,000 unpaid principal balance pursuant to his guaranty. In consideration of this payment, in May 2001 the company issued one share of Series EE Convertible Preferred Stock to Mr. Smith. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

In 2001, Crown has begun performing asset management activities for parties holding ownership interests in several multifamily projects that receive subsidies from the U.S. Department of Housing and Urban Development. Mr. Roark, or an affiliate of his, has partnership interests in substantially all of the projects for which Crown presently performs services. The rates and fees the company charges for its services are in accordance with HUD's guidelines and regulations where applicable. Unregulated rates and fees are at market levels.

The company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities. See "Note 6 - Related Party Transactions - to Consolidated Financial Statements."

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit                                              Method of Filing
------   -------                                              ----------------

3.3      Restated Certificate of Incorporation                Incorporated by reference to
                                                              Crown NorthCorp,
                                                              Inc.'s Form 10-KSB
                                                              filed March 31,
                                                              2000.

3.4      Bylaws                                               Incorporated by reference to
                                                              Crown NorthCorp,
                                                              Inc.'s Form 10-KSB
                                                              filed March 31,
                                                              2000.

4.6      Certificate of Designation for Series CC             Incorporated by reference to Crown
         Preferred Stock, par value $.01 per share,           NorthCorp, Inc.'s Form 10-QSB filed
         of Crown NorthCorp, Inc.                             November 17, 2000.

4.7      Certificate of Designation for Series DD             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

4.8      Certificate of Designation for Series EE             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

4.9      Certificate of Designation for Series FF             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

4.10     Certificate of Designation for Series GG             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

4.10     Certificate of Designation for Series GG             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

4.11     Certificate of Designation for Series HH             Filed herewith
         Convertible Preferred Stock, par value
         $.01 per share, of Crown NorthCorp, Inc.

10.83    Purchase and sale agreement between                  Incorporated by reference to Crown
         Crown NorthCorp, Inc. and Crown                      NorthCorp, Inc.'s Form 10-QSB filed
         NorthCorp Limited                                    November 17, 2000.

10.84    Settlement Agreement among Deere                     Filed herewith.
         Park Capital, L.L.C., DRS Realty Services
         Inc., Crown NorthCorp, Inc., Kevin C.
         Donahue, James F. Russell II and Sam
         Stern

10.85    Promissory note dated March 27, 2001                 Filed herewith.
         executed by Crown NorthCorp, Inc.
         payable to the order of Deere Park
         Capital, L.L.C.

10.86    Purchase and sale agreement dated May                Filed herewith
         9, 2001 between Crown NorthCorp, Inc.
         and Tucker Holding Company, Ltd.

10.87    Purchase and sale agreement dated May                Filed herewith
         9, 2001 between Crown NorthCorp, Inc.
         and Gordon V. Smith

10.88    Purchase and sale agreement dated                    Filed herewith

         September 20, 2001 between Crown
         NorthCorp, Inc. and Royal Investments
         Corp.

10.89    Restructuring Agreement dated                        Filed herewith
         September 20, 2001 among Deere Park
         Capital, L.L.C., Crown NorthCorp, Inc.,
         Royal Investments Corp. and Ronald E.
         Roark

10.90    Purchase and sale agreement dated                    Filed herewith
         September 20, 2001 between Crown
         NorthCorp, Inc. and Royal Investments
         Corp.

10.91    Stock subscription agreement dated                   Filed herewith
         September 20, 2001 between Crown
         NorthCorp, Inc. and Ronald E. Roark

21.4     Subsidiaries of Crown NorthCorp, Inc.                Filed herewith.

b)       REPORTS ON FORM 8-K
         -------------------

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Crown NorthCorp, Inc.


Date:  October 3, 2001              By:  /s/ Ronald E. Roark
                                         --------------------------------------
                                           Ronald E. Roark
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  October 3, 2001              By:  /s/ Ronald E. Roark
                                         --------------------------------------
                                           Ronald E. Roark
                                           Chairman and  Chief Executive Officer
                                           (Principal Executive Officer)


Date:  October 3, 2001              By:  /s/ Rick L. Lewis
                                         --------------------------------------
                                           Rick L. Lewis
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)


Date:  October 3, 2001              By:  /s/ Stephen W. Brown
                                         --------------------------------------
                                           Stephen W. Brown
                                           Secretary

Date:  October 3, 2001              By:   /s/ David K. Conrad
                                         --------------------------------------
                                            David K. Conrad
                                            Director


Date:  October 9, 2001              By:   /s/ Gordon V. Smith
                                         --------------------------------------
                                            Gordon V. Smith
                                            Director


Date:  October 3, 2001              By:  /s/ Grace Jenkins
                                            Grace Jenkins
                                            Director

                                INDEX TO EXHIBITS

3.3      Restated Certificate of Incorporation. (1)
3.4      Bylaws. (1)
4.6 Certificate of Designation for Series CC Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (2)
4.7 Certificate of Designation for Series DD Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)
4.8 Certificate of Designation for Series EE Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)
4.9 Certificate of Designation for Series FF Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)
4.10 Certificate of Designation for Series GG Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)
4.11 Certificate of Designation for Series HH Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (3)
10.83 Purchase and sale agreement between Crown NorthCorp, Inc. and Crown NorthCorp, Limited (2)
10.84 Settlement Agreement among Deere Park Capital, L.L.C., DRS Realty Services, Inc., Crown NorthCorp, Inc., Devin C. Donahue, James F. Russell and Sam Stern (3)
10.85 Promissory note dated March 27, 2001 executed by Crown NorthCorp, Inc. payable to the order of Deere Park Capital, L.L.C. (3)
10.86 Purchase and sale agreement dated May 9, 2001 between Crown NorthCorp, Inc. and Tucker Holding Company, Ltd. (3)
10.87 Purchase and sale agreement dated May 9, 2001 between Crown NorthCorp, Inc. and Gordon V. Smith (3)
10.88 Purchase and sale agreement dated September 20, 2001 between Crown NorthCorp, Inc. and Royal Investments Corp. (3)
10.89 Restructuring Agreement dated September 20, 2001 among Deere Park Capital, L.L.C., Crown NorthCorp, Inc., Royal Investments Corp. and Ronald E Roark (3)
10.90 Purchase and sale agreement dated September 20, 2001 between Crown NorthCorp, Inc. and Royal Investments Corp. (3)
10.91 Stock subscription agreement dated September 20, 2001 between Crown NorthCorp, Inc. and Ronald E. Roark (3)
21.4     Subsidiaries of Crown NorthCorp, Inc. (3)


-----------------

(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.
(2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-QSB filed November 17, 2000.
(3)      Filed herewith.