Form 10QSB
period 2001-03-31
CROWN NORTHCORP INC
filed 2001-10-26
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                                 --------------

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

         As of October 22, 2001, the issuer had 11,431,788 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                  PART I                                                                    PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000 .............................................................1

           Condensed Consolidated Statements of Operations for the
           first quarter and the three months ended March 31, 2001 and 2000 ..................2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000.........................................3

           Notes to Condensed Consolidated Financial Statements-
           March 31, 2001 and 2000............................................................4

Item 2.    Management's Discussion and Analysis...............................................7

                  PART II

Item 1.    Legal Proceeding...................................................................11

Item 2.    Changes in  Securities.............................................................12

Item 3.    Defaults Upon Senior Securities....................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................................12

Item 5.    Other Information..................................................................12

Item 6.    Exhibits and Reports on Form 8-K...................................................12

           (a)    Exhibits ...................................................................12

           (b)    Reports on Form 8-K.........................................................12


Signatures....................................................................................13

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                        UNAUDITED             AUDITED
ASSETS                                                     2001                 2000
                                                           ----                 ----

CURRENT ASSETS:
  Cash and cash equivalents                             $    35,166         $   127,927
  Accounts receivable                                        91,328             105,496
  Prepaid expenses and other assets                          24,421              56,396
                                                        -----------         -----------

            Total current assets                            150,915             289,819

PROPERTY AND EQUIPMENT - Net                                102,524             121,442

RESTRICTED CASH                                             500,000             500,000

GOODWILL - Net                                              103,998             121,193

OTHER ASSETS
  Investment in partnerships and joint ventures              60,080             108,402
  Other investments                                         535,918             527,062
  Loan servicing rights- net                                687,619             749,139
  Capitalized software cost - net                           240,266             296,420
  Deposits                                                    9,596              11,762
                                                        -----------         -----------

            Total other assets                            1,533,479           1,692,785
                                                        -----------         -----------

TOTAL                                                   $ 2,390,916         $ 2,725,239
                                                        ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                   541,652             510,000
  Accounts payable                                          384,706             287,479
  Accrued settlement                                         50,000              71,690
  Accrued expenses - other                                  164,489             227,244
                                                        -----------         -----------

            Total current liabilities                     1,140,847           1,096,413

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                  -                   -
  Allowance for loan losses & other                         500,000             500,000
                                                        -----------         -----------
            Total long-term obligations                     500,000             500,000



SHAREHOLDERS' EQUITY:
  Common stock                                              117,405             117,405
  Convertible preferred stock series CC                           -                   -
  Additional paid-in capital                              7,662,078           7,662,076
  Accumulated deficit                                    (6,962,361)         (6,583,602)
  Treasury stock, at cost                                   (67,053)            (67,053)
                                                        -----------         -----------

            Total shareholders' equity                      750,069           1,128,826
                                                        -----------         -----------

TOTAL                                                   $ 2,390,916         $ 2,725,239
                                                        ===========         ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                          2001                  2000
                                                          ----                  ----

REVENUES:
  Management fees                                     $     69,636         $    525,218
  Disposition and incentive fees                                 -              200,000
  Interest income                                           26,045              284,096
  Gain on sale of servicing rights                          49,742                    -
  Other                                                     28,145               19,292
                                                      ------------         ------------
            Total revenues                                 173,568            1,028,606
                                                      ------------         ------------

EXPENSES:
  Personnel                                                198,068              958,934
  Occupancy, insurance and other                           236,392              357,404
  Interest                                                  25,582                5,734
  Depreciation and amortization                             92,283               58,997
                                                      ------------         ------------
            Total expenses                                 552,325            1,381,069
                                                      ------------         ------------

LOSS BEFORE INCOME TAXES                                  (378,757)            (352,463)

INCOME TAX                                                       -                  400
                                                      ------------         ------------

NET LOSS                                              $   (378,757)        $   (352,863)
                                                      ============         ============


LOSS PER SHARE - BASIC AND DILUTED                           (0.04)        $      (0.03)
                                                      ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     10,770,778           11,200,022
                                                      ============         ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                     2001                 2000
                                                                                                     ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $  (378,757)        $  (352,863)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                     104,243              87,497
    Gain on sale of acquired servicing                                                                (49,742)                  -
    Equity in income from investment in partnerships and joint ventures                               (10,534)
    Change in operating assets and liabilities:
      Accounts receivable                                                                              14,168             203,497
      Prepaid expenses and other assets                                                                31,975              73,687
      Accounts payable and accrued expenses                                                            22,934            (209,710)
                                                                                                  -----------         -----------

            Net cash used in operating activities                                                    (265,713)           (197,892)
                                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                        -             (16,711)
  Receipts from partnership and joint venture                                                          50,000
  Sale of acquired servicing                                                                           99,286
  Increase in goodwill                                                                                      -            (225,000)
  Deposits                                                                                              2,166               3,666
                                                                                                  -----------         -----------

            Net cash used in investing activities                                                     151,452            (238,045)
                                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                          21,500             245,000
  Principal payments on notes payable                                                                       -          (1,745,000)
  Redemption of preferred stock                                                                             -            (500,000)
  Increase in additional paid-in capital                                                                    -             450,000
  Decrease in long term contract receivable                                                                 -             (17,294)
                                                                                                  -----------         -----------

            Net cash provided (used) by financing activities                                           21,500          (1,567,294)
                                                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                                                    (92,761)         (2,003,231)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                     127,927           2,210,451
                                                                                                  -----------         -----------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                       $    35,166         $   207,220
                                                                                                  ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                           $    40,000         $     5,734
                                                                                                  ===========         ===========



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.       General and Basis of Presentation
         ---------------------------------

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2000. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.       Loss Per Common Share
         ---------------------

         The losses per share for the three months ended March 31, 2001 and 2000 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

3.       Property and Equipment
         ----------------------

         Property and equipment consists of the following at March 31, 2001 and December 31, 2000:

                                                             2001                2000
                                                             ----                ----

                                                           $904,362            $904,347
         Property and equipment
         Less accumulated depreciation                     (801,838)          ($782,905)
                                                           --------            --------
         Property and equipment - net                      $102,524            $121,442
                                                           ========            ========

4.       Preferred Stock
         ---------------

         The company has 1,000,000 authorized shares of preferred stock. One share of Series CC Convertible Preferred Stock was outstanding at March 31, 2001.

5.       Contingencies
         -------------

         The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. At this time, management does not believe that the probable resolution of such contingencies will materially affect the financial statements of the company.

6.       Statements of Financial Accounting Standards
         --------------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company implemented the provisions of this statement beginning January 1, 2001. The adoption of this statement did not affect the company's financial position, results of operations or cash flows.

         In July 2001, the FASB issued SFAS 141, "Business Combinations." SAFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements or results of operations.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2000. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles our of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. The Company is still assessing the impact that the adoption of SFAS 142 will have on its financial statements.


7.       Subsequent Events
         -----------------

         Effective May 9, 2001, Crown issued one share of Series DD Convertible Preferred Stock to an affiliate of the company's chairman and chief executive officer in exchange for $200,000 cash. Also on that date, the company issued one share of Series EE Convertible Preferred Stock to a director in consideration of payment, pursuant to his guaranty, of a $200,000 promissory note. Effective September 20, 2001, Crown issued the following preferred stock to an affiliate of the company's chairman and chief executive officer: one share of Series FF Convertible Preferred Stock in exchange for the assumption of a certain promissory note payable by the company in the amount of $320,152 (plus interest); one share of Series GG Convertible Preferred Stock in satisfaction of any obligations arising out of advances of $140,000 cash to Crown; and four shares of Series HH Convertible Preferred Stock in exchange for $40,000 cash.

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

- Crown currently operates as a rated servicer. If Crown's ratings are withdrawn or downgraded, Crown's current business would be adversely affected and the company's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may adversely affect its ratings.

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

Loan servicing has been and will continue to be a core business of the company. Crown has sought to maintain and enhance its servicing capabilities even while significantly reducing other operational areas. For example, the company has converted to the Enterprise loan servicing system, a cost-effective, Internet-based system that Crown helped to develop. In February 2001, the company formed Crown Turing, LLC, a joint venture with Turing Capital, Inc. to enhance its ability to service loans for small and medium-sized businesses. Crown continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

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

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2000

Total revenues decreased $855,038 to $173,568 for the first three months of 2001 from $1,028,606 during the same period in 2000. This decrease was primarily due to decreases in management fees as well as disposition and incentive fees.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues decreased $455,582 to $69,636 in the first three months of 2001 from $525,218 for the comparable period in 2000. The lower management fee revenues for the three-month period in 2001 versus the same period in 2000 were primarily attributable to a decrease in the number of assets under the company's management.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the transaction. Disposition fees are generally based on a percentage of the proceeds of an asset disposition as defined by the contracts, or a fixed amount per disposition. Certain contracts provide for incentive fees if the company achieves net cash collections in excess of thresholds established in the contracts. Disposition and incentive fee revenues decreased by $200,000 in the first three months of 2001, when compared to the corresponding period in 2000. This decrease is attributable to there being no sales of managed assets during the quarter.

Interest income declined from $284,096 for the quarter ended March 31, 2000 to $26,045 for the corresponding period in 2001. This decrease of $258,051 is attributable to the significant decline in balances left on deposit due to the termination of a special servicing contract with the company's largest customer in July 2000.

Gain on sale of servicing rights increased $49,742 as the result of the sale of a small portfolio of loans consummated during the first quarter of 2001.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $760,866 to $198,068 for the first three months of 2001 from $958,934 for the same period in 2000. The decreases were primarily caused by lower staffing levels with resultant decreases in salaries, payroll taxes and benefits.

Occupancy, insurance and other operating expenses decreased to $236,392 for the first three months of 2001 from $357,404 for the first three months of 2000. The decrease was due primarily to the reduced number of offices and employees.

Interest expense increased to $25,582 for the first three months of 2001 from $5,724 for the same period in 2000. The increase primarily reflects a temporary increase in short-term borrowings.

Depreciation and amortization increased to $92,283 for the first three months of 2001 from $58,997 for the corresponding period in 2000. The increase is for the most part the result of adjusting capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $92,761 to $35,166 at March 31, 2001 from $127,927 at December 31, 2001. The decrease in cash is due primarily to the funding of ongoing operations. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by raising capital, entering into strategic alliances with capital partners and generating revenues from new business.

Crown is incurring operating cash deficits and is presently applying proceeds on hand toward those deficits. For the foreseeable future, the company expects to fund current operations with cash provided by operations, the issuance of additional preferred stock and the establishment of credit facilities. In the past, the company has improved its liquidity through the sale of certain assets. The company does not anticipate being able to employ similar strategies for the foreseeable future. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company also is actively seeking additional capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $265,713 during the first three months of 2001 compared to a $422,892 use in the corresponding period of 2000. The decrease in use of funds is partially attributable to the larger decline in 2001 of accrued expenses and accounts payable as compared to the same period in 2000. Also contributing to the decrease in use of funds was the smaller decline in accounts receivable for the comparable periods as well as the increase in goodwill of $225,000 which was the result of a restructuring transaction implemented in December 1999.

Investing activities provided cash flows of $151,452 during the first three months of 2001. Similar activities used funds of $13,045 during the comparable time period in 2000. The increase in 2001 was attributable to the sale of a small portfolio of loans as well as receiving $50,000 from a joint venture pursuant to the terms of the applicable operating agreement.

Financing activities provided cash flows of $21,500 during the first three months of 2001 while using funds of $1,567,294 for the respective time period in 2000. The company borrowed against a line of credit in the amount of $21,500 during the first quarter of 2001. In January 2000, the company paid off short term debt totaling $1,745,000. In addition, the company redeemed $500,000 of preferred stock in March 200 for a cash payment of $50,000, increasing paid-in capital by $450,000.


PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

Crown is defending a suit brought by parties seeking a fee allegedly due under a financial advisory contract. The company is also defending a suit brought by an attorney seeking fees incurred under a third-party asset management contract. While the company believes it has meritorious defenses to these matters, at this point, management is unable to predict whether these cases will materially affect the company's prospects, financial position or liquidity. The company is also a party to routine litigation incidental to its business. Management does not believe that the resolution of all litigation will materially affect the financial position, results of operation or liquidity of the company.

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

         None

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CROWN NORTHCORP, INC.



Dated: October 26, 2001                     By:  /s/  Rick Lewis
                                               ---------------------------------
                                                  Rick Lewis, Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer



                                            By:  /s/  Stephen W. Brown
                                               ---------------------------------
                                                  Stephen W. Brown, Secretary