Form 10QSB
period 2001-06-30
CROWN NORTHCORP INC
filed 2001-10-31
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                  -------------

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

         Transitional Small Business Disclosure Format (check one).
Yes [ ]  No   [X]

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX
                 PART I                                                    PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000 ............................................  1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 2001 and 2000....  2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2001 and 2000...........................  3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 2001 and 2000............................................  4

Item 2.    Management's Discussion and Analysis..............................  6

                  PART II

Item 1.    Legal Proceeding.................................................. 11

Item 2.    Changes in  Securities............................................ 11

Item 3.    Defaults Upon Senior Securities................................... 11

Item 4.    Submission of Matters to a Vote of Security Holders............... 11

Item 5.    Other Information................................................. 11

Item 6.    Exhibits and Reports on Form 8-K.................................. 12

           (a)    Exhibits .................................................. 12

           (b)    Reports on Form 8-K........................................ 12


Signatures................................................................... 13

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                       UNAUDITED                   AUDITED
ASSETS                                                                                   2001                       2000
                                                                                         ----                       ----

CURRENT ASSETS:
  Cash and cash equivalents                                                          $     4,277                $   127,927
  Accounts receivable                                                                     73,991                    105,496
  Prepaid expenses and other assets                                                       66,307                     56,396
                                                                                     -----------                -----------

            Total current assets                                                         144,575                    289,819

PROPERTY AND EQUIPMENT - Net                                                              83,591                    121,442

RESTRICTED CASH                                                                          500,000                    500,000

GOODWILL - Net                                                                            86,803                    121,193

OTHER ASSETS
  Investment in partnerships and joint ventures                                           58,619                    108,402
  Other investments                                                                      529,914                    527,062
  Loan servicing rights- net                                                             676,051                    749,139
  Capitalized software cost - net                                                        227,528                    296,420
  Deposits                                                                                 8,596                     11,762
                                                                                     -----------                -----------
            Total other assets                                                         1,500,708                  1,692,785
                                                                                     -----------                -----------

TOTAL                                                                                $ 2,315,677                $ 2,725,239
                                                                                     ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                                                375,402                    510,000
  Accounts payable                                                                       272,829                    287,479
  Accrued settlement                                                                        --                       71,690
  Accrued expenses - other                                                               137,422                    227,244
                                                                                     -----------                -----------
            Total current liabilities                                                    785,653                  1,096,413

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                            --                         --
  Allowance for loan losses & other                                                      500,000                    500,000
                                                                                     -----------                -----------
            Total long-term obligations                                                  500,000                    500,000



SHAREHOLDERS' EQUITY:
  Common stock                                                                           119,855                    117,405
  Convertible preferred stock series CC                                                     --                         --
  Additional paid-in capital                                                           8,106,024                  7,662,076
  Accumulated deficit                                                                 (7,128,802)                (6,583,602)
  Treasury stock, at cost                                                                (67,053)                   (67,053)
                                                                                     -----------                -----------

            Total shareholders' equity                                                 1,030,024                  1,128,826
                                                                                     -----------                -----------

TOTAL                                                                                $ 2,315,677                $ 2,725,239
                                                                                     ===========                ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         Second Quarter                            YEAR TO DATE
                                                    2001                 2000               2001               2000
                                                    ----                 ----               ----               ----

 REVENUES:
  Management fees                             $    105,820        $    511,732        $    175,456        $  1,036,950
  Disposition and incentive fees                      --                  --                  --               200,000
  Interest income                                    9,536             394,286              35,581             678,382
  Gain on sale of building                            --                12,971                --                30,265
  Gain on sale of servicing rights                    --                  --                49,742                --
  Other                                             28,108              57,026              56,253              76,318
                                              ------------        ------------        ------------        ------------
            Total revenues                         143,464             976,015             317,032           2,021,915
                                              ------------        ------------        ------------        ------------

EXPENSES:
  Personnel                                        158,757             854,685             356,825           1,813,619
  Occupancy, insurance and other                    88,979             379,327             325,371             754,025
  Interest                                          13,304              12,314              38,886              18,048
  Depreciation and amortization                     48,866              58,996             141,149             117,993
                                              ------------        ------------        ------------        ------------
            Total expenses                         309,906           1,305,322             862,231           2,703,685
                                              ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                          (166,442)           (329,307)           (545,199)           (681,770)

INCOME TAX                                              --                  --                  --                 400
                                              ------------        ------------        ------------        ------------

NET LOSS                                      $   (166,442)       $   (329,307)       $   (545,199)       $   (682,170)
                                              ============        ============        ============        ============


LOSS PER SHARE - BASIC AND DILUTED            $      (0.02)       $      (0.03)       $      (0.05)       $      (0.07)
                                              ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING             10,835,229          10,496,070          10,803,181          10,226,005
                                              ============        ============        ============        ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE  30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                           2001               2000
                                                                                                           ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                             $  (545,199)     $  (682,170)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                          164,677          171,610
    Equity in income from investment in partnerships and joint venture                                     (33,103)            --
    Gain on sale of acquired servicing                                                                     (49,742)            --
    Gain on sale of corporate office building                                                                               (30,265)
    Increase in goodwill                                                                                                   (225,000)
    Payment of Board of Directors fees
      by issuance of common stock                                                                           36,500             --
    Other - net                                                                                                --            (3,805)
    Change in operating assets and liabilities:
      Accounts receivable                                                                                   31,505          248,482
      Prepaid expenses and other assets                                                                     (9,911)         (26,780)
      Accounts payable and accrued expenses                                                               (140,864)         (46,472)
                                                                                                       -----------      -----------

            Net cash used in operating activities                                                         (546,137)        (594,400)
                                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                          --            (22,086)
  Receipt from partnership and joint venture                                                                50,000           13,000
  Distributions from partnerships and joint ventures                                                        30,035               --
  Sale of acquired servicing                                                                                99,286
  Other                                                                                                      3,166           17,307
                                                                                                       -----------      -----------

            Net cash provided by investing activities                                                      182,487            8,221
                                                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                               61,000          225,000
  Principal payments on notes payable                                                                      (21,000)      (1,760,000)
  Redemption of preferred stock                                                                               --           (500,000)
  Issuance of new preferred stock                                                                          200,000
  Increase in additional paid-in capital                                                                                    450,000
                                                                                                       -----------      -----------

            Net cash provided by (used in) financing activities                                            240,000       (1,585,000)
                                                                                                       -----------      -----------

NET DECREASE IN CASH DURING THE QUARTER                                                                   (123,650)      (2,171,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                          127,927        2,210,451
                                                                                                       -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                            $     4,277      $    39,272

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                                               $     49,288     $    12,314
  Preferred stock issued in settlement of notes payable                                                $    209,896     $         0








See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

2.       Loss Per Common Share
         ---------------------

         The losses per share for the second quarter and six months ended June 30, 2001 and 2000 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

3.      Property and Equipment
        ----------------------

        Property and equipment consists of the following at June 30, 2001 and December 31, 2000:

                                                         2001             2000
                                                         ----             ----

                                                     $ 904,362        $ 904,347
          Property and equipment
          Less accumulated depreciation               (820,771)       ($782,905)
                                                     ---------        ---------
          Property and equipment - net               $  83,591        $ 121,442
                                                     =========        =========

4.      Preferred Stock
        ---------------

         The company has 1,000,000 authorized shares of preferred stock. At December 31, 2000 there was outstanding one share of Series CC Convertible Preferred Stock. At June 30, 2001, there was outstanding one share each of Series CC Preferred, Series DD Convertible Preferred Stock and Series EE Convertible Preferred Stock.

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

         In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements or results of operations.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles of our previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is still assessing the impact that the adoption of SFAS 142 will have on its financial statements.

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

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2000

Total revenues decreased $832,551 to $143,464 for the second quarter of 2001 from $976,015 during the same period in 2000. This decrease was primarily due to a decline in management fees and a decline in interest income.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues decreased $405,912 to $105,820 in the second quarter of 2001 from $511,732 for the comparable period in 2000. The lower management fee revenues for this period were the result of having substantially fewer assets to manage for this period as compared to the corresponding period in 2000.

Interest income declined from $394,286 for the quarter ended June 30, 2000 to $9,536 for the quarter ended June 30, 2001. This decrease of $384,750 is attributable to the significant decline in balances left on deposit due to the termination of a special servicing contract with the company's largest customer in July 2000.

Other revenues for 2001, which primarily include income from joint ventures and other miscellaneous income, decreased $28,918 to $28,108 in the second quarter of 2001 from $57,026 in the same period in 2000. The decrease is attributable to a one-time payment from two separate joint ventures that occurred in the second quarter of 2000.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $695,928 to $158,757 for the second quarter of 2001 from $854,685 for the same period in 2000. The decreases were primarily caused by lower staffing levels with resultant decreases in salaries, payroll taxes and benefits.

Occupancy, insurance and other operating expenses decreased to $88,979 for the second quarter of 2001 from $379,327 for the second quarter of 2000. The reduction was due primarily to reduced space and operating costs as a result of moves to smaller, lower-cost space following lease expirations as well as office closures.

Depreciation and amortization decreased to $48,866 for the second quarter of 2001 from $58,996 for the corresponding period in 2000. The decrease primarily reflects the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Total revenues decreased $1,704,883 to $317,032 in the first six months of 2001 from $2,021,915 during the same period in 2000. This decline was primarily due to a decline in asset management fees, disposition fees and interest income.

Management fees decreased by $861,494 in 2001 from the comparable period in 2000. The lower management fee revenue for the six months ended June 30, 2001 is due in large measure to the decline in the number of assets under the company's management.

Disposition and incentive fee revenues decreased by $200,000 to $0 in the first half of 2001 from $200,000 during the corresponding period in 2000. The amount received in 2000 was the final payment on a management contract that had concluded.

Interest income declined $642,801 to $35,581 for the first six months of 2001 from $678,382 for the same period in 2000. As previously stated, this decline is attributed to the termination of a special servicing contract in 2000.

Gain on sale of servicing rights increased $49,742 for the six months ended June 30, 2001 as the result of the sale of a small portfolio of loans. There was no corresponding transaction during 2000.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, decreased $20,065 to $56,253 in the second quarter of 2001 from $76,318 in the same period in 2000. The decrease is attributable to a one time payment from two separate joint ventures that occurred in the second quarter of 2000.

Personnel expenses decreased $1,456,794 to $356,825 for the first half of 2001 from $1,813,619 for the same period in 2000. The decreases are primarily attributable to lower current staffing levels.

Occupancy, insurance and other operating expenses decreased $428,654 to $325,371 for the first six months of 2001 from $754,025 for the first six months of 2000. The decrease is primarily due to the reduction of office space and reduced number of employees as well as obtaining lower cost space as leases expire.

Interest expense increased $20,838 from $18,048 for the six months ended June 30, 2000 to $38,886 for the corresponding period in 2001. This increase is due to an increase in short term borrowing.

Depreciation and amortization increased to $141,149 for the first six months of 2001 from $117,993 for the same period in 2000. This increase is partially due to an adjustment in capitalized software costs during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $4,277 at June 30, 2001 from $127,927 at December 31, 2000. The decrease in cash is due primarily to the funding of operating losses. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by raising capital, entering into strategic alliances with capital partners and generating revenues from new business.

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

HISTORICAL CASH FLOWS

Operating activities used cash flows of $546,137 during the first six months of 2001 compared to a $594,400 use in the corresponding period of 2000. The decrease in use of funds is primarily attributable to the larger decline in accrued expenses and accounts payable as compared to the same period in 2000. Also contributing to the decrease in use of funds was the smaller decline in accounts receivable for the comparable periods along with an increase in goodwill of $225,000 in 2000 as a consequence of a restructuring transaction implemented in December 1999.

Investing activities provided cash flows of $182,487 during the first six months of 2001. Similar activities provided funds of $8,221 during the comparable time period in 2000. The increase in 2001 was attributable to the sale of a small portfolio of loans as well as receiving $80,035 from joint ventures and partnerships.

Financing activities provided cash flows of $240,000 during the first six months of 2001 while using funds of $1,585,000 for the respective time period in 2000. The company issued new preferred stock for $200,000 during the second quarter of 2001 as well as borrowed against a line of credit in the amount of $61,000. In January 2000, the company paid off short-term debt totaling $1,760,000. In addition, the company redeemed $500,000 of preferred stock in March 2000 for a cash payment of $50,000, increasing paid-in capital by $450,000.

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

Crown is defending a suit brought by parties seeking a fee allegedly due under a financial advisory contract. The company is also defending a suit brought by an attorney seeking fees incurred under a third-party asset management contract. While the company believes it has meritorious defenses to these matters, at this point, management is unable to predict whether these cases will materially affect the company's prospects, financial position or liquidity. The company is also a party to routine litigation incidental to its business. Management does not believe that the resolution of this routine litigation will materially affect the financial position, results of operation or liquidity of the company.

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


                                    CROWN NORTHCORP, INC.



Dated: October 31, 2001             By:    /s/  Rick Lewis
                                       -----------------------------------------
                                           Rick Lewis, Vice President,
                                           Treasurer and Chief Financial
                                           Officer



                                    By:  /s/  Stephen W. Brown
                                       -----------------------------------------
                                           Stephen W. Brown, Secretary