Form 10QSB
period 2001-09-30
CROWN NORTHCORP INC
filed 2001-11-07
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2001

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

     As of October 29, 2001, the issuer had 11,431,788 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes [ ] No [ X ]

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                  PART I                                                             PAGES

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000 ........................................................1

         Condensed Consolidated Statements of Operations for the
         third quarter and the nine months ended September 30, 2001 and 2000...........2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000..............................   3

         Notes to Condensed Consolidated Financial Statements-
         September 30, 2001 and 2000...............................................    4

Item 2.  Management's Discussion and Analysis........................................  6

                PART II

Item 1.  Legal Proceeding..........................................................   12

Item 2.  Changes in  Securities....................................................   12

Item 3.  Defaults Upon Senior Securities...........................................   12

Item 4.  Submission of Matters to a Vote of Security Holders.......................   12

Item 5.  Other Information.........................................................   12

Item 6.  Exhibits and Reports on Form 8-K...........................................  12

         (a)    Exhibits ...........................................................  12

         (b)    Reports on Form 8-K.................................................  12


Signatures..........................................................................  13


CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------

                                                                Unaudited
ASSETS                                                             2001                      2000
                                                                   ----                      ----

CURRENT ASSETS:
  Cash and cash equivalents                                     $    21,582                $   127,927
  Accounts receivable                                                41,138                    105,496
  Prepaid expenses and other assets                                  90,824                     56,396
                                                                -----------                -----------

            Total current assets                                    153,544                    289,819

PROPERTY AND EQUIPMENT - Net                                         64,658                    121,442

RESTRICTED CASH                                                     517,182                    500,000

GOODWILL - Net                                                       69,608                    121,193

OTHER ASSETS
  Investment in partnerships and joint ventures                      57,107                    108,402
  Other investments                                                 534,954                    527,062
  Loan servicing rights- net                                        664,484                    749,139
  Capitalized software cost - net                                   218,828                    296,420
  Deposits                                                            8,596                     11,762
                                                                --------------------------------------

            Total other assets                                    1,483,969                  1,692,785
                                                                --------------------------------------

TOTAL                                                           $ 2,288,961                $ 2,725,239
                                                                ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                            15,250                    510,000
  Accounts payable                                                  264,023                    287,479
  Accrued settlement                                                   --                       71,690
  Accrued expenses - other                                          236,741                    227,244
                                                                --------------------------------------

            Total current liabilities                               516,014                  1,096,413

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                       --                         --
  Allowance for loan losses & other                                 500,000                    500,000
                                                                -----------                -----------
            Total long-term obligations                             500,000                    500,000



SHAREHOLDERS' EQUITY:
  Common stock                                                      119,855                    117,405
  Convertible preferred stock                                          --                         --
  Additional paid-in capital                                      8,621,828                  7,662,076
  Accumulated deficit                                            (7,401,683)                (6,583,602)
  Treasury stock, at cost                                           (67,053)                   (67,053)
                                                                -----------                -----------

            Total shareholders' equity                            1,272,947                  1,128,826
                                                                -----------                -----------

TOTAL                                                           $ 2,288,961                $ 2,725,239
                                                                ===========                ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------------------------------

                                                                       Third Quarter                            Year to date
                                                                  2001               2000                2001                 2000
                                                                  ----               ----                ----                 ----

 REVENUES:
  Management fees                                          $    105,386        $    146,992        $    280,842        $  1,183,942
  Disposition and incentive fees                                   --                33,554                --               233,554
  Interest income                                                27,455             124,156              63,036             802,538
  Gain on sale of servicing rights                                 --                  --                49,742                --
  Other                                                          11,361             149,261              67,614             225,579
                                                           ------------        ------------        ------------        ------------
            Total revenues                                      144,202             453,963             461,234           2,445,613
                                                           ------------        ------------        ------------        ------------

EXPENSES:
  Personnel                                                     144,037             688,266             500,862           2,501,885
  Occupancy, insurance and other                                216,977             278,542             542,348           1,033,278
  Interest                                                        7,203               1,068              46,089              19,116
  Depreciation and amortization                                  48,866             278,942             190,015             396,935
  Special non-recurring charges, net                               --               218,795                --               188,530
                                                           ------------        ------------        ------------        ------------
            Total expenses                                      417,083           1,465,613           1,279,314           4,139,744
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                                       (272,881)         (1,011,650)           (818,080)         (1,694,131)

INCOME TAX                                                         --                  --                  --                   400
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $   (272,881)       $ (1,011,650)       $   (818,080)       $ (1,694,531)
                                                           ============        ============        ============        ============


LOSS PER SHARE - BASIC AND DILUTED                         $      (0.02)       $      (0.09)       $      (0.07)       $      (0.16)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          11,115,778          10,759,490          10,908,525          10,405,132
                                                           ============        ============        ============        ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                2001               2000
                                                                                                ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $  (818,080)       $(1,694,531)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                              225,111            482,418
    Equity in income from investment in partnerships and joint ventures                        (36,632)              --
    Gain on sale of acquired servicing                                                         (49,742)              --
    Gain on sale of corporate office building                                                                    (86,470)
    Increase in goodwill                                                                          --             (225,000)
    Payment of board of directors' fees by issuance of common stock                             36,500
    Notes payable for lease cancellation                                                        10,000
    Notes payable for board of director fee                                                      5,250
    Interest capitalized on notes payable                                                       35,700
    Change in operating assets and liabilities:
      Accounts receivable                                                                       64,358            420,646
      Subscription receivable Preferred Stock Series CC                                                          (293,270)
      Prepaid expenses and other assets                                                        (34,428)            (8,083)
      Accounts payable and accrued expenses                                                    (85,649)           315,245
                                                                                           -----------        -----------

            Net cash used in operating activities                                             (647,612)        (1,089,045)
                                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                            (4,038)           (22,086)
  Advances from partnerships and joint ventures                                                 50,000
  Distribution from partnerships and joint ventures                                             30,035             61,828
  Increase in restricted cash                                                                  (17,182)
  Other investments                                                                               --
  Sale of acquired servicing                                                                    99,286
  Deposits                                                                                       3,166             14,556
                                                                                           -----------        -----------

            Net cash provided by investing activities                                          161,267             54,298
                                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                  161,000            297,497
  Principal payments on notes payable                                                          (21,000)        (1,845,000)
  Redemption of preferred stock                                                                   --             (500,000)
  Issuance of preferred stock                                                                  240,000            500,000
  Increase in additional paid-in capital                                                          --              450,000
                                                                                           -----------        -----------

            Net cash provided by (used in) financing activities                                380,000         (1,097,503)
                                                                                           -----------        -----------

NET DECREASE IN CASH DURING THE PERIOD                                                        (106,345)        (2,132,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               127,927          2,210,451
                                                                                           -----------        -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    21,582        $    78,201
                                                                                           ===========        ===========



SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                                  $    49,288        $    13,383
   Preferred stock issued in settlement of notes payable                                   $   650,000        $         0
   Preferred stock issued in settlement of accrued interest on notes payable               $    35,700        $         0
See notes to condensed consolidated financial statements


                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

1.       General and Basis of Presentation
         ----------------------------------

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

2.       Loss Per Common Share
         ---------------------

         The losses per share for the third quarter and nine months ended September 30, 2001 and 2000 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

3.       Property and Equipment
         ----------------------

         Property and equipment consists of the following at September 30, 2001 and December 31, 2000:


                                                    2001                2000
                                                    ----                ----

                                                  $904,362            $904,347
          Property and equipment
          Less accumulated depreciation           (839,704)          ($785,905)
                                                  --------           ---------
          Property and equipment - net            $ 64,658            $121,442
                                                  ========           =========

  4.     Preferred Stock
         ---------------

         The company has 1,000,000 authorized shares of preferred stock. At December 31, 2000, there was outstanding one share of Series CC Convertible Preferred Stock. At September 30, 2001, there was outstanding one share each of Series CC Preferred, Series DD Convertible Preferred Stock, Series EE Convertible Preferred Stock, Series FF Convertible Preferred Stock and Series GG Convertible Preferred Stock as well as four outstanding shares of Series HH Convertible Preferred Stock.

5.       Contingencies
         -------------

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

         The company is also a party to routine litigation incidental to its business. Management does not believe that the resolution of this litigation will materially affect the financial position, results of operation or liquidity of the company.

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

         In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The company does not believe that the adoption of SFAS 141 will have a significant impact on its financial condition or results of operations.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. The company is still assessing the impact that the adoption of SFAS 142 will have on its financial statements.

7.       Subsequent Events
         -----------------

         Effective October 8, 2001, Crown issued five shares of Series HH Convertible Preferred Stock to an affiliate of the company's chairman and chief executive officer in exchange for $50,000 cash. Effective October 29, 2001, the company issued six shares of Series HH Preferred to that same affiliate in exchange for $60,000 cash.

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

Loan servicing has been and will continue to be a core business of the company. Crown has sought to maintain and enhance its servicing capabilities even while significantly reducing other operational areas. For example, the company has converted to the Enterprise loan servicing system, a cost-effective, Internet-based system that Crown helped to develop. In February 2001, the company formed Crown Turing, LLC, a joint venture with Turing Capital, Inc., to enhance its ability to service loans for small and medium-sized businesses. Crown continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

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

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2000

Total revenues decreased $309,761 to $144,202 for the third quarter of 2001 from $453,963 during the same period in 2000. This decrease was primarily due to a decline in management fees, interest income and other income.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues decreased $41,606 to $105,386 in the third quarter of 2001 from $146,992 for the comparable period in 2000. The lower management fee revenues for this period were the result of having, on average, fewer assets to manage during this period as compared to the corresponding period in 2000.

Interest income declined from $124,156 for the quarter ended September 30, 2000 to $27,455 for the quarter ended September 30, 2001. This decrease of $96,701 is attributable to the significant decline in balances left on deposit due to the termination of a special servicing contract with the company's largest customer in July 2000.

Other revenues for 2001, which primarily include income from joint ventures and other miscellaneous income, decreased $137,900 to $11,361 in the third quarter of 2001 from $149,261 in the same period in 2000. The decrease is attributable for the most part to three one-time payments for transactions that occurred in the third quarter of 2000. These payments consisted of a $27,000 fee for due diligence work, a $50,000 payment for the sale of certain rights under a software development agreement and a $57,000 payment received by one of Crown's subsidiaries in conjunction with the CRS Bond Portfolio LP transaction.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $544,229 to $144,307 for the third quarter of 2001 from $688,266 for the same period in 2000. The decreases were primarily caused by lower staffing levels with resultant decreases in salaries, payroll taxes and benefits.

Occupancy, insurance and other operating expenses decreased to $216,977 for the third quarter of 2001 from $278,542 for the third quarter of 2000. This $61,565 reduction was due primarily to reduced space and operating costs as a result of moves to smaller, lower-cost space following lease expirations as well as office closures. This reduction was somewhat minimized by the establishment of a legal expense reserve.

Depreciation and amortization decreased to $48,886 for the third quarter of 2001 from $278,942 for the corresponding period in 2000. The decrease is due primarily to the write off of $225,000 of goodwill, which was associated with the December 1999 transaction in which Crown assumed the assets and operations of DRS Realty Services, Inc.

Special non-recurring charges, net, declined to $0 for the three months ending September 30, 2001 from $218,795 for the corresponding period in 2000. The figure for 2000 was comprised of a $275,000 employment contract settlement reduced by the partial recognition of the gain on the sale of the corporate building in the amount of $56,205. There were no corresponding transactions during the 2001 period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues decreased $1,984,379 to $461,234 in the first nine months of 2001 from $2,445,613 during the same period in 2000. This decline was primarily due to a decline in asset management fees, disposition fees and interest income.

Management fees decreased by $903,100 in 2001 from the comparable period in 2000. The lower management fee revenue for the nine months ended September 30, 2001 is due in large measure to the decline in the number of assets under the company's management.

Disposition and incentive fee revenues decreased by $233,554 to $0 in the first nine months of 2001 from $233,554 during the corresponding period in 2000. The amount received in 2000 was the final payment on a management contract that had concluded.

Interest income declined $739,502 to $63,036 for the first nine months of 2001 from $802,538 for the same period in 2000. As previously stated, this decline is attributed to the termination of a special servicing contract in 2000.

Gain on sale of servicing rights increased $49,742 for the nine months ended September 30, 2001 as the result of the sale of a small portfolio of loans. There was no corresponding transaction during 2000.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, decreased $157,965 to $67,614 during the first nine months of 2001 from $225,579 in the same period in 2000. The decrease is attributable for the most part to three one-time payments for transactions that occurred in the third quarter of 2000. These payments consisted of a $27,000 fee for due diligence work, a $50,000 payment for the sale of certain rights under a software development agreement and a $57,000 payment received by one of Crown's subsidiaries in conjunction with the CRS Bond Portfolio LP transaction.

Personnel expenses decreased $2,001,023 to $500,862 for the first three quarters of 2001 from $2,501,885 for the same period in 2000. The decreases are primarily attributable to lower current staffing levels.

Occupancy, insurance and other operating expenses decreased $490,930 to $542,348 for the first nine months of 2001 from $1,033,278 for the first nine months of 2000. The decrease is primarily due to the reduction of office space and reduced number of employees as well as obtaining lower cost space as leases expire.

Interest expense increased $26,973 from $19,116 for the nine months ended September 30, 2000 to $46,089 for the corresponding period in 2001. This increase is due to an increase in short-term borrowing.

Depreciation and amortization decreased to $190,015 for the first nine months of 2001 from $396,935 for the same period in 2000. The decrease is due primarily to the write off of $225,000 of goodwill in 2000. The goodwill was associated with Crown's assumption of DRS' assets and operations in December 1999.

Special non-recurring charges, net, declined to $0 for the nine months ending September 30, 2001 from $188,530 for the corresponding period in 2000. The figure for 2000 was comprised of a $275,000 employment contract settlement reduced by the partial recognition of the gain on the sale of the corporate building in the amount of $86,470. There were no corresponding transactions during the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $21,582 at September 30, 2001 from $127,927 at December 31, 2000. The decrease in cash is due primarily to the funding of operating losses. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by raising capital, entering into strategic alliances with capital partners and generating revenues from new business.

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

HISTORICAL CASH FLOWS

Operating activities used cash flows of $647,612 during the first nine months of 2001 compared to a $1,089,045 use in the corresponding period of 2000. The use of funds in 2001 is primarily attributable to the company's net operating loss for the nine-month period ending September 30, 2001. The use of funds in 2000 was primarily the result of the company's net operating loss adjusted by a decline in accounts receivable and an increase in accounts payable. During the first nine months of 2000, goodwill increased by $225,000 as a consequence of a restructuring transaction implemented in December 1999.

Investing activities provided cash flows of $161,267 during the first nine months of 2001. Similar activities provided funds of $54,298 during the comparable time period in 2000. The increase in 2001 was attributable to the sale of a small portfolio of loans, which produced cash of $99,286, as well as receiving $80,035 from investments in joint ventures and partnerships. The 2000 increase was primarily due to distributions from partnerships and joint ventures.

Financing activities provided cash flows of $380,000 during the first nine months of 2001 while using funds of $1,097,503 for the respective time period in 2000. The company issued new preferred stock for $240,000 during 2001 as well as borrowed against a line of credit in the amount of $161,000. In January 2000, the company paid off short-term debt totaling $1,760,000. In addition, the company redeemed $500,000 of preferred stock in March 2000 for a cash payment of $50,000, increasing paid-in capital by $450,000.

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


                                        CROWN NORTHCORP, INC.



Dated: November 7, 2001                 By:    /s/  Rick Lewis
                                           -----------------------------------
                                               Rick Lewis, Vice President,
                                               Treasurer and Chief Financial
                                               Officer



                                        By:  /s/  Stephen W. Brown
                                           -----------------------------------
                                               Stephen W. Brown, Secretary