Form 10KSB
period 2001-12-31
CROWN NORTHCORP INC
filed 2002-09-26
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 2001

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

                     1251 DUBLIN ROAD, COLUMBUS, OHIO 43215
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 488-1169
                                 --------------
                           (Issuer's telephone number)


         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

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
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
         Issuer's revenues for the fiscal year ended December 31, 2001 were $616,437.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

         As of August 30, 2002 the issuer had 11,810,788 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format. Yes    No X
                                                           ---   ---

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                      INDEX

           PART I.                                                            PAGES
                                                                              -----
Item 1.    Description of Business......................................        1

Item 2.    Description of Property......................................        3

Item 3.    Legal Proceedings............................................        3

Item 4.    Submission of Matters to a Vote of Security Holders..........        3

           PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters.....        4

Item 6.    Management's Discussion and Analysis.........................        5

Item 7.    Financial Statements.........................................  F-1 thru F-21

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................        12

           PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............        12

Item 10.   Executive Compensation.......................................        13

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management...............................................        14

Item 12.   Certain Relationships and Related Transactions...............        16

Item 13.   Exhibits and Reports on Form 8-K.............................        16

Item 14.   Signatures and Certifications................................        18

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc provides comprehensive financial services to the commercial real estate industry. Third-party asset management and loan servicing are principal businesses of the company.

The company is incorporated under the laws of the state of Delaware and was formed in 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors. Crown operates through its corporate headquarters in Columbus, Ohio and an office in Austin, Texas. At December 31, 2001, the company had nine full-time employees.

Crown's derives its revenues primarily from agreements pursuant to which the company manages commercial and multifamily real estate and loan assets; services individual loans, loan portfolios and assets in securitized transactions; performs risk management services; and administers various corporate, partnership and trust interests. Under these management and servicing contracts, Crown may receive recurring management or servicing fees, disposition fees associated with transactions and incentive fees based on the overall performance of particular assets under management.

THIRD-PARTY ASSET MANAGEMENT. Crown manages financial and real estate assets as well as ownership interests in real estate for clients which include partnerships, investment consortiums and financial institutions. Many assets under Crown's management are heavily impacted by laws and regulations pertaining to government subsidies or tax credits. Other assets frequently present unique financing structures or other complex issues. Often, clients refer assets to Crown to enhance their value through repositioning or restructuring. The company's asset management contracts are generally for indefinite terms. In 2000, the company's largest customer transferred substantially all of the business it had placed with Crown and other firms to a single manager. Since that time, the company has significantly consolidated operations and redirected and diversified its asset management activities. Crown's present business includes working with owners of interests in multifamily projects receiving government subsidies and advising entities that hold tax-exempt bonds or securitized interests in such instruments.

LOAN SERVICING. The company services loans and other assets and interests related to commercial real estate. Its customers include both individual clients and investors in securitized transactions. Crown considers its servicing capabilities to be integral to its overall operations. As a result, even though the company has substantially reduced or consolidated many operational areas in response to declining business volumes, it has maintained its highly developed servicing systems and procedures. These systems and procedures continue to receive ratings from one nationally recognized rating agency.

OTHER DEVELOPMENTS. Early in 2000, Crown assumed the assets and operations of DRS Realty Services, Inc. in an effort to expand asset management, financial advisory and mortgage banking business. The effort was not successful and was abandoned later that year. Crown assumed certain debt of DRS, but was subsequently released from that obligation.. See "Note 4 - Notes and Bonds Payable - and Note 13 - Special Charges - to the Consolidated Financial Statements." Over the past two years, Crown has refocused its limited resources on reducing its obligations and returning its core asset management and loan servicing businesses to profitability. Crown may at some point again attempt to diversify to provide mortgage banking or financial advisory services to the extent that these additional business lines are able to complement and support the company's management and servicing operations.

CAPITALIZATION

Over the past three years, the repayment of debt and other obligations associated with prior ownership and management structures has significantly reduced the company's liquidity. To meet these obligations and otherwise sustain operations, the company has relied on issuances of convertible preferred stock, primarily to affiliates of Ronald E. Roark, the company's Chairman and Chief Executive Officer. The company's presently limited financial resources may impair its ability to obtain capital from other sources.

COMPETITIVE ENVIRONMENT

As it seeks to deliver financial services to holders of commercial real estate interests, Crown faces a large number of competitors, the great majority of which are much larger and better capitalized than the company. Consequently, Crown's relatively small size and modest financial resources limit the size and type of opportunities it is able to pursue absent a capital partner or other business alliance. At the same time, the company is able to market the benefits of its smaller size by offering highly tailored asset management and loan servicing capabilities to certain niches in the commercial and multifamily real estate sectors.

Crown has essentially completed a two-year process of restructuring its operations and reducing expenses and obligations to more effectively operate on business volumes that are substantially lower than in years past. Management is now looking to build the core asset management and servicing businesses in which Crown has historically engaged. Operating losses have narrowed significantly such that a relatively modest expansion of its business and revenues may return the company to operating profitability.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

Crown leases space for its corporate headquarters in Columbus, Ohio and also leases office space in Austin, Texas. See "Note 3 - Property and Equipment - and
Note 5 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

REAL ESTATE; INTERESTS IN REAL ESTATE; ENTITIES PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES. The company, acting as a third-party asset manager, manages real estate and interests in real estate for the account of others. Generally, the company does not invest for its own account in real estate, real estate interests or entities--including partnerships and joint ventures--engaged in real estate activities. Crown has periodically made such investments as management believes to be necessary and prudent to secure or retain asset management business. Before the company makes these types of investments in the future, it must expand its capital base and liquidity.

REAL ESTATE MORTGAGES. Crown is not originating or investing in commercial mortgage loans for its own account. In the past, the company has originated loans for delivery into conduit or agency programs. Crown anticipates that it may at some point again engage in commercial real estate mortgage brokerage or banking activities for the account of others to the extent that these activities complement and support the company's asset management and loan servicing businesses.

The company from time to time has acquired the rights to service mortgage loan assets through the negotiated purchase of or successful bid for the servicing rights themselves. Crown does not anticipate attempting such acquisitions until it is able to increase its capital resources and liquidity.

ITEM 3. - LEGAL PROCEEDINGS

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM  5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Records maintained by the National Quotation Bureau show the following high and low bid prices for the company's common stock:

                 QUARTER ENDED           HIGH           LOW
                 -------------           ----           ---
                 March 31, 2000          $.34          $.05
                 June 30, 2000           $.25          $.07
                 September 30, 2000      $.09          $.05
                 December 31, 2000       $.05          $.005
                 March 31, 2001          $.02          $.005

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

In periods subsequent to March 31, 2001, there has generally been no public trading market.

At August 30, 2002, there were approximately 2,600 holders of record of shares of the common stock.

During its 2001 and 2000 fiscal years, the company made no payments of cash dividends or returns of capital on common shares.

The company does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

At August 30, 2002, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

Since September 2000, the company has issued seven series of preferred stock, six to affiliates of Crown's chairman and chief executive officer and one to another director. The purposes of these issuances have been to improve liquidity and retire debt. See "Item 12. - Certain Relationships and Related Transactions" below.

SERIES II PREFERRED

Pursuant to a stock subscription agreement effective March 26, 2002 between Crown and Ronald E. Roark, Crown's Chairman and Chief Executive Officer, Crown has sold to Royal

Investments Corp., a Delaware corporation, for the aggregate consideration of $100,000 cash a total of 10 shares of Series II Convertible Preferred stock, par value $.01 per share. Mr. Roark is president of Royal. The Series II Preferred was issued to Royal without registration pursuant to the exemptions contained in
Section 4(2) of the Securities Act and Rule 506 thereunder based upon the accreditation of the purchaser and the size of the offering, among other things. The holder of each share of the Series II Preferred is entitled to a liquidation preference of $10,000 plus interest thereon at the rate of 6% per annum from the date of issuance. The holder of each share the Series II Preferred is also entitled to quarterly cash dividends of 6% per annum on the liquidation preference. Such dividends are cumulative and are payable solely to the extent that corporate funds are legally available for payment thereof and that Crown's board of directors declares such dividends. See "Note 7 - Shareholders' Equity - to the Consolidated Financial Statements."

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

The company primarily derives its revenues by providing financial services to holders of interests in commercial and multifamily real estate. These revenues include third-party asset management and disposition fees, loan servicing fees, interest and investment income. Over the past two years, Crown's revenues have decreased as business levels have declined. Crown has sought to better align its operating expenses with its lower revenue base by reducing staff, closing offices and other means. While these efforts have significantly reduced losses, Crown continues to operate at a loss. The company is developing new asset management and servicing business to increase revenues and restore profitable operations. Crown will also consider strategic alliances or other arrangements or transactions that would maximize the value of its core businesses and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown has very limited liquidity. For the company to continue to operate, it must improve its liquidity through profitable operations, increased revenues, infusions of capital, reduced expenses or other means.

- The company continues to operate at a loss. While Crown's restructuring and downsizing actions have reduced losses, the company must increase revenues to eliminate these losses.

- Management believes the company's business volumes have stabilized after an extended period of substantial decline. If business further declines, however, Crown's ability to operate will be impaired.

- Crown's capital resources are very limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, the raising of additional capital or other means.

- Crown currently operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, Crown's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may have an adverse effect on its ratings.

OUTLOOK

Crown provides third-party asset management and loan servicing to meet the specialized needs of holders of interests in commercial and multifamily real estate. While the company's revenues have declined significantly in recent years, management believes that business volumes have generally stabilized and that the prospects for increased business are more favorable than in the past. The company has continued to operate on lower revenue streams by achieving substantial reductions in operating expenses. While these efforts have significantly narrowed the company's operating losses, the company is not yet operating profitably.

The company operations have been constrained by its very limited liquidity and capital resources. Crown's low liquidity levels are primarily a result of the settlement and compromise of obligations in the course of the company's restructuring activities, reduced revenues, the repayment of debt and recurring operating losses. The company's present financial condition effectively precludes its ability to attract investment capital other than those sums invested by certain directors or their affiliates. Until Crown is able to increase revenues and sustain profitable operations, management anticipates that liquidity and capital will remain limited.

Crown's asset management business presently consists of work in primarily two areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds. The company has under management partnership interests and assets associated with several multifamily projects receiving government subsidies and is actively engaged in expanding this business to include additional projects. Partnerships controlled by Crown have securitized five tax-exempt bonds. Crown retains a residual interest in the securitization and services the bonds for the trustee of the issuance. The company also manages tax-exempt bonds for a financial institution and is seeking additional third-party management opportunities in this area.

Loan servicing continues to be a core business of Crown. The company has maintained and enhanced its servicing systems and capabilities even while significantly consolidating other operational areas. Crown's servicing activities are concentrated on loans and securitizations related to commercial real estate. The company is positioned to add new servicing business at relatively low marginal costs. Crown continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

Crown is utilizing its limited liquid assets and capital resources to sustain its current business and to generate new asset management and servicing business. Crown has substantially reduced operating expenses and has benefited from a series of capital infusions from related parties. Efforts to continue to reduce expenses and obtain additional working capital are ongoing. However, Crown's ability to continue to operate will be primarily affected by its ability to increase revenues through new business or to align itself with a strategic partner. There can be no assurance that Crown's actions will produce intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

Total revenues from continuing operations decreased $2,887,903 to $.6 million in 2001 from $3.5 million in 2000, with the largest decreases being attributable to management fees and interest income.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees decreased $1,066,238 to $259,769 in 2001 from $1,326,007 in 2000. Management fees decreased primarily due to the termination in July 2000 of the servicing contract with the company's largest customer.

Disposition fees are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition. Disposition fee revenues decreased $43,261 to $0 in 2001 from $43,261 in 2000. This decrease is attributable to the completion of management contracts in 2000.

Certain contracts provide for incentive fees if the company achieves net cash collection in excess of thresholds established in the contracts. Incentive fees decreased $241,000 to $0 in 2001 from $241,000 in 2000. The decrease was attributable to the resolution in 2000 of an asset under an incentive-based contract.

Loan servicing fees decreased $24,092 to $96,638 in 2001 from $120,730 in 2000. This decrease primarily was due to the sale of a small portfolio of Fannie Mae and Ginnie Mae loans during the first quarter of 2001.

Interest income decreased $818,630 from $886,800 in 2000 to $68,170 in 2001. This decrease was attributable to declining interest rates and to significantly reduced balances left on deposit as the result of the termination of the company's largest asset management contract in July 2000.

Gain on sale of property decreased from $229,146 in 2000 to $0 in 2001. The decrease was due solely to the recognition in 2000 of deferred gain on the sale of the company's Columbus, Ohio headquarters.

Gain on bond securitization was $372,499 in 2000 compared to $0 in 2001. The amount in 2000 was attributable to the recognition of the value of a servicing asset received as a part of a securitization of tax-exempt bonds in July 2000.

Gain on sale of servicing rights increased to $49,742 in 2001 from $0 in 2000. The increase was attributable to the sale of a small loan portfolio during the first quarter of 2001.

Other income decreased $140,967 from $225,954 in 2000 to $84,987 in 2001. The decrease was attributable to several one-time transactions which occurred in 2000, the largest of which was the receipt of $50,000 for the sale of certain rights relating to the company's loan servicing system.

Operating and administrative expense changes were as follows:

                                       2001          2000        $ CHANGE     % CHANGE
                                       -----         ----        --------     --------
Personnel                           $  632,239    $2,623,668   ($1,991,429)     (76)
Insurance, Professional and Other   $  455,953    $  716,479   ($  260,526)     (36)
Occupancy                           $  156,246    $  555,799   ($  399,553)     (72)
Amortization and Depreciation       $  249,587    $  327,539   ($   77,952)     (24)
Special non-recurring charges       $        0    $  671,753   ($  671,753)    (100)
Total                               $1,494,025    $4,895,238   ($3,401,213)     (69)

Personnel expenses decreased approximately $2.0 million to $.6 million in 2001 from $2.6 million in 2000. Decreases in personnel expenses were primarily due to reductions in staff.

Insurance, professional and other costs decreased by $260,526 to $455,953 in 2001 from $716,479 in 2000. This decrease was attributable to the general decline in operating expenses as a result of management's efforts to reduce costs in response to reduced revenues.

Occupancy cost decreased $399,553 to $156,246 in 2001 from $555,799 in 2000. The decrease was primarily attributable to moving to lower-cost facilities and to the closing of two offices in 2000.

Special, non-recurring expenses of $671,753 were incurred in 2000. These expenses in 2000 related exclusively to the settlement of employment contracts and agreements with six former officers of the company. There were no similar expenses incurred in 2001.

Losses from continuing operations before interest expense decreased $513,310 to $877,588 in 2001 from $1,390,898 in 2000 primarily because of the reduced overhead in response to the company's reduced revenues.

Interest expense decreased $34,346 to $46,290 in 2001 from $80,636 in 2000. The overall decrease was primarily caused by reduced borrowings due to cash resources made available from the issuances of preferred stock.

The company realized an extraordinary gain of $125,400 in 2000 when an entity to which Crown owed a $250,000 breakup fee forgave the remaining balance of that obligation. There were no similar transactions in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $109,909 to $18,018 in 2001 from $127,927 in 2000.

The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Crown is incurring operating cash deficits and is funding those deficits using cash resources on hand. For the foreseeable future, the company expects to continue to fund operations with cash provided by operations and funds received from any additional issuances of preferred stock. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company will continue to seek new capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash decreased $109,909 in 2001 compared to a $2,082,524 decline in 2000. The 2001 decrease was primarily the result of ongoing operating losses and the repayment of debt. This decrease was offset by the issuance of convertible preferred stock during the year.

Cash flows from operating activities required the use of $798,712 in 2001. Operating activities used $841,491 in 2000.

Investing activities provided cash of $164,053 in 2001. Similar activities provided $93,582 in 2000. The increase in 2001 was due primarily to distributions from partnerships and joint ventures and the sale of servicing rights. The 2000 amount was almost entirely attributable to distributions from partnerships and joint ventures.

Financing activities provided $524,750 in cash in 2001. In 2000, financing activities used $1,334,615 of cash. The sources of cash in 2001 included $211,000 from borrowings and $350,000 from the issuance of Series DD and Series HH Preferred, which sources were partially offset by $36,250 in principal payments on notes payable. The uses of funds in 2000 included $1,770,000 in repayment on notes payable, which was partially offset by $500,000 received from the issuance of the Series CC Preferred.

ITEM  7.  -  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE
                                                                         ----
Independent Auditors' Report .........................................   F-1

Consolidated Balance Sheets, December 31, 2001 and 2000 ..............   F-2

Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000 .........................................   F-4

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 2001 and 2000 ..................................   F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001 and 2000 ........................................   F-6

Notes to Consolidated Financial Statements for the years
   ended December 31, 2001 and 2000 ..................................   F-8

[SCHOONOVER BOYER + ASSOCIATES LOGO]



                          INDEPENDENT AUDITORS' REPORT


To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Columbus, Ohio

We have audited the accompanying consolidated balance sheet of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries, as of December 31, 2000, were audited by other auditors whose report dated June 6, 2001 (September 21, 2001 as to Notes 1 and 4), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SCHOONOVER BOYER + ASSOCIATES


June 30, 2002
Columbus, Ohio



   383 North Front Street / Columbus, Ohio 43215 / Telephone 614-888-8000/
               Facsimile 614-888-8634 / www.SchoonoverBoyer.com

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                     ASSETS



                                                                    2001        2000
                                                                 ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                                     $   18,018   $  127,927
   Accounts receivable                                               52,523      105,496
   Prepaid expenses and other assets                                 56,112       56,396
                                                                 ----------   ----------

          Total current assets                                      126,653      289,819

PROPERTY AND EQUIPMENT - Net                                         61,115      121,442

RESTRICTED CASH                                                     517,182      500,000

GOODWILL - net of accumulated amortization of $388,865
   in 2001 and $320,085 in 2000                                      52,413      121,193

OTHER ASSETS
   Investment in partnerships and joint ventures                     58,307      108,402
   Other investments                                                529,329      527,062
   Loan servicing rights- net of accumulated amortization
      of $141,829 in 2001 and $137,452 in 2000                      618,733      749,139
   Capitalized software cost - net of accumulated amortization
      of $142,946 in 2001 and $252,156 in 2000                      185,475      296,420
   Deposits                                                           3,316       11,762
                                                                 ----------   ----------

          Total other assets                                      1,395,160    1,692,785
                                                                 ----------   ----------


                                 TOTAL                           $2,152,523   $2,725,239
                                                                 ==========   ==========

                                                                   See notes to

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        2001            2000
                                                     -----------    -----------

CURRENT LIABILITIES
   Current portion of long-term obligation           $    20,000    $   510,000
   Accounts payable                                      206,418        287,479
   Deferred revenue                                        2,739           --
   Accrued expenses:
        Settlement                                          --           71,690
        Interest                                             201         49,333
        Other                                             52,516        177,911
                                                     -----------    -----------

        Total current liabilities                        281,874      1,096,413

LONG-TERM OBLIGATIONS
   Notes and bonds payable - less current portion         65,000           --
   Allowance for loan losses & other                     500,000        500,000
                                                     -----------    -----------

        Total long-term obligations                      565,000        500,000

SHAREHOLDERS' EQUITY
   Common stock                                           35,749         30,449
   Convertible preferred stock                              --             --
   Additional paid-in capital                          8,757,478      7,662,078
   Accumulated deficit                                (7,420,525)    (6,496,648)
   Treasury stock, at cost                               (67,053)       (67,053)
                                                     -----------    -----------

        Total shareholders' equity                     1,305,649      1,128,826
                                                     -----------    -----------

             TOTAL                                   $ 2,152,523    $ 2,725,239
                                                     ===========    ===========

consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 2001 and 2000

                                                                          2001         2000
                                                                       ----------     ----------
REVENUES:
          Management fees                                             $    259,769    $  1,326,007
          Disposition fees                                                    --            43,261
          Incentive fees                                                      --           241,000
          Loan servicing fees                                               96,638         120,730
          Interest income                                                   68,170         886,800
          Income from partnerships and joint ventures                       57,131          58,993
          Gain on sale of property                                            --           229,146
          Gain on bond securitization                                         --           372,449
          Gain on sale of servicing rights                                  49,742            --
          Other                                                             84,987         225,954
                                                                      ------------    ------------
                  Total revenues                                           616,437       3,504,340
                                                                      ------------    ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
          Personnel                                                        632,239       2,623,668
          Insurance, professional and other                                455,952         716,479
          Occupancy                                                        156,246         555,799
          Depreciation and amortization                                    249,587         327,539
          Special non-recurring charges, net                                  --           671,753
                                                                      ------------    ------------
                  Total operating and administrative expenses            1,494,024       4,895,238
                                                                      ------------    ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INTEREST EXPENSE                                              (877,587)     (1,390,898)

INTEREST EXPENSE                                                            46,290          80,636
                                                                      ------------    ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE EXTRAORDINARY GAIN                                            (923,877)     (1,471,534)

EXTRAORDINARY GAIN ON FORGIVENESS
     OF ACCRUED BREAKUP FEES                                                  --           125,400
                                                                      ------------    ------------

NET LOSS                                                              $   (923,877)   $ (1,346,134)
                                                                      ============    ============

LOSS PER SHARE - BASIC AND DILUTED
          Continuing operations before extraordinary gain             $      (0.08)   $      (0.14)
          Extraordinary gain on forgiveness of accrued breakup fees   $         --    $       0.01
                                                                      ============    ============

                  Total loss per share                                $      (0.08)   $      (0.13)
                                                                      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                     11,054,381      10,639,690
                                                                      ============    ============



                See notes to consolidated financial statements.


CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                          Convertible Preferred Stock
                                                                                -------------------------------------------
                                                                                      Series CC             Series DD
                                                           Common Stock         -------------------------------------------
                                                       Shares                     Shares                 Shares
                                                       Issued          Amount     Issued     Amount      Issued      Amount
                                                       ------          ------     ------     ------      ------      ------
BALANCE, DECEMBER 31, 1999                            11,260,944        25,653

         Net loss
         Issuance of common stock                        191,907         4,796
         Issuance of preferred stock                                                   1
         Redeemable preferred stock
              reacquired
         Shareholder distributions
         Investment in equity transactions
                                                     ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                            11,452,851        30,449         1         -            -        -

         Net loss
         Issuance of common stock                        770,000         5,300
         Issuance of preferred stock                                                                          1
                                                     ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                            12,222,851        35,749         1         -            1        -
                                                     ======================================================================
                                                                          Convertible Preferred Stock
                                                     ----------------------------------------------------------------------
                                                            Series EE            Series FF              Series GG
                                                     ----------------------------------------------------------------------
                                                       Shares                  Shares                 Shares
                                                       Issued     Amount       Issued     Amount      Issued      Amount
                                                       ------     ------       ------     ------      ------      ------
BALANCE, DECEMBER 31, 1999

         Net loss
         Issuance of common stock
         Issuance of preferred stock
         Redeemable preferred stock
              reacquired
         Shareholder distributions
         Investment in equity transactions
                                                     ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                              -         -               -          -         -            -

         Net loss
         Issuance of common stock
         Issuance of preferred stock                     1                        1                    1
                                                     ----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                               1        -               1          -         1            -
                                                     ======================================================================

                                                      Convertible Preferred Stock
                                                      ---------------------------
                                                             Series HH
                                                      ---------------------------- Additional
                                                         Shares                     Paid-In      Accumulated
                                                         Issued    Amount           Capital        Deficit
                                                         ------    ------          ----------    -----------
BALANCE, DECEMBER 31, 1999                                                         6,068,210     (5,135,899)

         Net loss                                                                                (1,346,134)
         Issuance of common stock                                                     33,204
         Issuance of preferred stock                                                 500,000
         Redeemable preferred stock
              reacquired                                                             450,000
         Shareholder distributions                                                                  (14,615)
         Investment in equity transactions                                           610,664
                                                     ---------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                -        -               7,662,078     (6,496,648)

         Net loss                                                                                  (923,877)
         Issuance of common stock                                                     59,700
         Issuance of preferred stock                     1                         1,035,700
                                                     ---------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                               1         -               8,757,478     (7,420,525)
                                                     ===============================================================

                                                              Treasury Stock               Total
                                                        -------------------------       Shareholders'
                                                            Shares        Amount           Equity
                                                            ------        ------           -------
BALANCE, DECEMBER 31, 1999                                   (682,073)    (67,053)          890,911

         Net loss                                                                        (1,346,134)
         Issuance of common stock                                                            38,000
         Issuance of preferred stock                                                        500,000
         Redeemable preferred stock                                                             -
             reacquired                                                                     450,000
         Shareholder distributions                                                          (14,615)
         Investment in equity transactions                                                  610,664
                                                        ---------------------------------------------

BALANCE, DECEMBER 31, 2000                                   (682,073)    (67,053)        1,128,826

         Net loss                                                                          (923,877)
         Issuance of common stock                                                            65,000
         Issuance of preferred stock                                                      1,035,700
                                                        ---------------------------------------------

BALANCE, DECEMBER 31, 2001                                   (682,073)    (67,053)        1,305,649
                                                        =============================================

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2001 and 2000


                                                                            2001           2000
                                                                          --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $  (923,877)   $(1,346,134)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
               Depreciation and amortization                                235,930        383,330
               Equity in income from investment in partnerships
                    and joint ventures                                      (57,131)       (58,993)
               Gain on sale of acquired servicing                           (49,742)          --
               Gain on sale of corporate office building                       --         (229,146)
               Write off of assets no longer in service                      94,520           --
               Write off of capitalized acquisition costs                      --          400,000
               Gain on bond securitization                                     --         (372,449)
               (Gain) Loss on disposal of equipment                          (2,362)        26,538
               Forgiveness of accrued breakup fees                             --         (125,400)
               Deferred revenue                                               2,739           --
               Payment of board of directors' fees by
                  the issuance of common stock                               65,000         38,000
               Change in operating assets and liabilities:
                    Accounts receivable                                      52,973        380,670
                    Prepaid expenses and other assets                           284         45,197
                    Accounts payable and accrued expenses                  (291,578)        16,896
                                                                        -----------    -----------

                            Net cash used in operating activities          (873,244)      (841,491)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (7,174)       (21,823)
     Distributions from partnerships and joint ventures                     104,959        115,405
     Increase in restricted cash                                            (17,182)          --
     Sale of acquired servicing                                              99,286           --
     Deposits                                                                 8,446           --
                                                                        -----------    -----------

                            Net cash provided in investing activities       188,335         93,582
                                                                        -----------    -----------

                See notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 2001 and 2000


                                                                             2001        2000
                                                                           -------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder distributions                                                 --          (14,615)
     Proceeds from notes payable                                            211,000           --
     Notes payable for lease cancellation                                    10,000           --
     Notes payable for board of director fee                                  5,250           --
     Notes payable for legal settlement                                      35,000           --
     Principal payments on notes payable                                    (36,250)    (1,770,000)
     Redemption of preferred stock                                             --          (50,000)
     Issuance of Series CC preferred stock                                     --          500,000
     Issuance of Series DD through HH preferred stock                       350,000           --
                                                                        -----------    -----------

                  Net cash provided by (used in) financing activities       575,000     (1,334,615)
                                                                        -----------    -----------

NET DECREASE IN CASH DURING THE PERIOD                                     (109,909)    (2,082,524)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                    127,927      2,210,451
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    18,018    $   127,927
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for interest                                        $    49,288    $    13,383
          Preferred stock issued in settlement of notes payable         $   650,000    $      --
          Preferred stock issued in settlement accrued interest
          on notes payable                                              $    35,700    $      --





                See notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000



NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

         BUSINESS DESCRIPTION

         The Company is a financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests. Assets managed are located throughout the United States and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

         LOSS FROM OPERATIONS

         The Company incurred a net loss from continuing operations of approximately $924,000 and $1,346,000 in 2001 and 2000, respectively. In addition, current liabilities exceeded current assets by $806,594 at December 31 2000 and by $155,221 at December 31,2001. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due. In May 2001, the Company issued Series DD Convertible Preferred Stock to the Chief Executive Officer of the Company ("CEO") in exchange for $200,000 cash. Also in September 2001, the Company issued Series GG Convertible Preferred Stock to the CEO in exchange for $140,000 cancellation of advances. In addition to the $340,000 in cash generated by the issuance of Series DD and GG Convertible Preferred Stock, the Company has issued preferred stock, as discussed in Note 4, to reduce current liabilities by approximately $559,000. Also, in September 2001, the Company entered into a stock subscription agreement with the CEO of the Company, to purchase up to 15 shares of Series HH Convertible Preferred Stock for $10,000 per share. As of December 31, 2001, all 15 shares had been purchased for $150,000 cash. In March 2002, the Company entered into a stock subscription agreement with the CEO of the Company to purchase up to 12 shares of Series II Convertible Preferred Stock for $10,000 per share. As of May 15, 2002, 10 shares had been purchased for $100,000 cash. Additionally, management has taken actions to reduce the size of the Company, simplify its capital structure and increase its core business units. Accordingly, management believes that the Company will be able to return to profitable operations, realize its assets and satisfy its liabilities in the normal course of business.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

         DEPRECIATION

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to forty years.

         GOODWILL

         The excess purchase price over the fair value of identifiable assets acquired is recorded as goodwill in the accompanying financial statements. Goodwill is being amortized over its estimated life of 4 to 10 years using the straight-line method and will be completely amortized during 2002. At each balance sheet date, a determination is made by management to ascertain whether the goodwill has been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows and other operating factors. At December 31, 2001 and 2000, no impairment is indicated.

         LOAN SERVICING RIGHTS

         The Company records an asset upon the sale of a loan with servicing retained and allocates the cost of the loan to the servicing rights and to the loans based on their relative fair values. Fair values are estimated using discounted cash flows based on a current market interest rate. The resulting gain on sale of loans is included in mortgage origination. The Company also purchases mortgage-servicing rights and records such rights at the cost to purchase.

         The cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of loan servicing rights is assessed based on the fair value of those rights. The carrying amount of loan servicing rights approximates the fair value.

         LOAN SERVICING FEES

         Loan servicing fees are recognized as earned under the terms of the related servicing contract.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES

         Certain of the Company's general partner and joint venture investments (ranging from 1% to 50%) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities.

         During 2000 one of the Company's general partner investments, CRS Bond Portfolio, L.P. ("CRS I"), sold its investments into a securitization and retained an interest in the security. The proceeds from the investment sale were used to buy out certain partners and, accordingly, the Company's investment in CRS I increased from 1% to 50% and the Company recorded additional paid in capital of approximately $96,000 for capital amounts allocated to it as a result of this transaction.

         Also during 2000, one of the Company's general partner investments, CRS Bond Portfolio II, L.P. ("CRS II"), sold its investments into a securitization and retained an interest in the security. The Company retained servicing rights of the sold investments, and the Company recorded a gain of approximately $372,000 and recorded a servicing asset for this amount. The proceeds from the investment sale were used by CRS II to buy out a partner. The Company's investment in CRS II increased from 1% to 100% and CRS II is now accounted for as a consolidated wholly-owned subsidiary. The Company recorded additional paid in capital of approximately $516,000 for capital accounts allocated to it as a result of this transaction. The retained interest is carried at amortized cost of approximately $527,000.

         RESERVE FOR LOAN LOSSES

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         FORGIVENESS OF ACCRUED BREAKUP FEES

         During 1999, the Company agreed to pay $250,000 to an entity interested in purchasing the Company if the Company pursued a different alternative. The Company decided in 1999 not to sell to that entity and recognized the breakup fees as an expense. During 2000 the entity forgave the remaining balance which resulted in an extraordinary gain of $125,400 ($0.01 per share).

         MANAGEMENT FEES

         Management fees are recorded as revenue when services required under the contracts are performed, and are based on a percentage applied to the aggregate value of the assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Upon each disposition, withdrawal or addition of an asset or asset group, the management fee is adjusted to reflect the change in aggregate value of the assets. Management fees are calculated on a monthly basis as set forth in the contracts.

         DISPOSITION FEES

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         INCOME TAXES

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         LOSS PER COMMON SHARE

         As the Company incurred net losses in 2001 and 2000, there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share".

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

         RECENTLY ISSUED ACCOUNTING STANDARD

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and required adoption beginning January 1, 2001. This new statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. The Company does not anticipate the statement materially impacting its financial position, results of operations or cash flows.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         RECENTLY ISSUED ACCOUNTING STANDARD - Continued

         SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which for the Company will be January 1, 2002.


         RECLASSIFICATIONS

         Certain reclassifications of prior year amounts have been made to conform with current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS AND DISPOSITIONS

         In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program
         (DUS). Pursuant to the sale agreement, $500,000 must be retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds must be held in an escrow account until all of the mortgage loans have been paid off.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001 and 2000:

                                                2001              2000
                                              ---------         ---------
Furniture and equipment                       $ 577,990         $ 904,346
Less accumulated depreciation                  (516,875)         (782,904)
                                              ---------         ---------

Property and equipment - net                  $  61,115         $ 121,442
                                              =========         =========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000

NOTE 3 - PROPERTY AND EQUIPMENT - Continued

         In May 1999, the Company sold its corporate headquarters and entered into a lease of a portion of the space in the building. Accordingly, the Company recorded a deferred gain on the sale. During 2000 the Company terminated the lease and signed a new lease agreement for an insignificant portion of the same building, which expires December 31, 2001, resulting in full recognition of the remaining deferred gain of approximately $229,146. Rental payments paid under the new lease agreement for 2001 were approximately $26,000.

NOTE 4 - NOTES AND BONDS PAYABLE

         Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                           2001      2000
                                                                         -------    -------

Promissory Note, 6% interest, principal and
         accrued interest payable May 23,2003                            $50,000   $   --
Promissory Note, 6% interest, payable in quarterly
         installments of $5,000 plus interest until September 30, 2003    35,000       --
Promissory Note, 10% annual interest, principal
         and accrued interest payable on September 27, 2001                 --      310,000
Promissory Note for preferred redemption to former
         shareholders, prime (8.5% at December 31, 2000
         and 1999) due December 22, 2000, see Note 7                        --      200,000
                                                                         -------   --------

                   Total                                                  85,000    510,000
                   Less current portion                                   20,000    510,000
                                                                         -------   --------

                   Long-term debt                                        $65,000   $   --
                                                                         =======   ========

         At December 31, 2001 and 2000, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities. In addition, in May 2001, the Company issued Series EE Convertible Preferred Stock to a board member and shareholder in exchange for paying the $200,000 note due December 22, 2000 and accrued interest of $9,896. In September 2001, the Company issued to an affiliate of the CEO, Series FF Convertible Preferred Stock in the stated amount of $320,152 in consideration of the holder assuming the Company's obligation under the $310,000 promissory note plus unpaid accrued interest (approximately $40,000 at December 31, 2000).

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 5 - LEASES

         The Company, in its operations, leases office facilities. All leases in effect at December 31, 2001, which expire on various dates through 2002, have been classified as operating leases. Rent expense was approximately $113,000 and $384,000 in 2001 and 2000, respectively.

         The future minimum operating lease payments as of December 31, 2001 are as follows:


                     Year ending December 31:
                             2002                        $54,360
                                                         -------

                             Total                       $54,360
                                                         =======


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company conducts certain of its operations through various joint ventures and other partnership forms that are principally accounted for using the equity method. Included in the Company's revenues for 2001 and 2000 are equity in income of related companies of approximately $57,000 and $59,000, respectively. Payments to members of the Board of Directors were made in the form of common stock issuances totaling $63,000 and $48,000 in 2001 and 2000, respectively.

         Since January 2001, the Company has performed asset management activities for the parties holding ownership interests in several multifamily projects. The Company's CEO, or an affiliate of his, has partnership interests in substantially all of the projects for which the Company presently performs services. The Company reported total management fees from the above entities of $259,800 for the year ended December 31, 2001.

NOTE 7 - SHAREHOLDERS' EQUITY

         At December 31, 2001 and 2000, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized shares of preferred stock.

         In December 1996, in connection with an acquisition, the Company issued 500 shares of Series C Non-Voting, Convertible Redeemable Preferred Stock (the "Series C Preferred"), with a par value of $.01 per share. The shareholder was entitled to non-cumulative quarterly cash dividends at the rate of 8% per annum on the liquidation preference. The liquidation preference was $1,000 per Series C Preferred share. Each Series C Preferred

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 7 - SHAREHOLDERS' EQUITY - Continued

         share was convertible into 666.67 fully paid shares of Common Stock. The shares could be converted, at the option of the holder, during a 45-day conversion period after the 30-day period in which the average Common Stock closing share price equaled or exceeded $1.50. The shares could be redeemed, at the option of the Company, following the expiration of the conversion period at a conversion price equal to the liquidation preference plus the full amount of any unpaid, declared dividends. During 2000, the Company redeemed all 500 shares for $100 per share (total of $50,000 cash) and recorded $450,000 as additional paid-in capital.

         In 1998, the Company issued to various employees warrants to purchase 100,000 shares of Common Stock at $0.63 per share until December 1, 2003. At December 31, 2001 and 2000, 75,000 of these warrants remained exercisable.

         During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 25,000 shares of common stock at $1.44 per share. As of December 31, 2001 and 2000 there are 25,000 exercisable warrants which expire November 30, 2003.

         During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 50,000 shares of common stock at $2 per share. The warrants vest annually and expire December 1, 2003. Any unvested shares at the date of a change in control of the Company vest immediately. During 1999, the Company issued additional warrants entitling the holder to purchase up to 25,000 shares of common stock at $1.3125 per share. During 2000, the Company issued additional warrants entitling the holder to purchase up to 265,000 shares of common stock at $.07 per share. These warrants were part of an agreement that required the individual to give up the rights to the warrants issued in 1998 and 1999. At December 31, 2001 and 2000, the number of exercisable warrants was 265,000.

         During 2000, the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase up to 225,000 shares of common stock at $.07 per share.

         In September 2000, the Company issued one share of Series CC Convertible Preferred Stock (the "Series CC Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for $500,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $500,000 per share of Series CC Preferred, plus unpaid cumulative dividends. The share of Series CC Preferred is convertible, at the option of the holder into 5,000,000 shares of common stock through September 15, 2005. Undeclared and unpaid cumulative dividends at December 31, 2001 and 2000 are $37,500 and $7,500 respectively.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 7 - SHAREHOLDERS' EQUITY - Continued

          In May 2001, the Company issued one share of Series DD Convertible Preferred Stock (the "Series DD Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for $200,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $200,000 per share of Series DD Preferred, plus unpaid cumulative dividends. The share of Series DD Preferred is convertible, at the option of the holder, into 2,000,000 shares of common stock through May 23, 2006. Undeclared and unpaid cumulative dividends at December 31, 2001 are $8,000.

          In May 2001, the Company issued one share of Series EE Convertible Preferred Stock (the "Series EE Preferred"), with a par value of $.01 per share, to a director of the Company in consideration for payment on behalf of the Company, and pursuant to the director's guaranty, of a $200,000 promissory note. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $209,896 per share of Series EE Preferred, plus unpaid cumulative dividends. The share of Series EE Preferred is convertible, at the option of the holder, into 2,009,896 shares of common stock through May 23, 2006. Undeclared and unpaid cumulative dividends at December 31, 2001 are $8,396.

          In September 2001, the Company issued one share of Series FF Convertible Preferred Stock (the "Series FF Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company in consideration for that company's assumption of a certain promissory note payable by the company in the amount of $320,152 (plus accrued interest) and the release of the Company from that obligation. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $335,803 per share of Series FF Preferred, plus unpaid cumulative dividends. The share of Series FF Preferred is convertible, at the option of the holder, into 3,358,037 shares of common stock through September 20, 2006. Undeclared and unpaid cumulative dividends at December 31, 2001 are $6,716.

          In September 2001, the Company issued one share of Series GG Convertible Preferred Stock (the "Series GG Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company in return for forgiveness of a payable to the affiliate of $140,000. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $140,000 per share of Series GG Preferred, plus unpaid cumulative dividends. The share of Series GG Preferred is convertible, at the option of the holder, into 1,400,000 shares of common stock through September 20, 2006. Undeclared and unpaid cumulative dividends at December 31, 2001 are $2,800.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000



NOTE 7 - SHAREHOLDERS' EQUITY - Continued

         Pursuant to a stock subscription agreement executed September 2001, the Company issued a total of 15 shares of Series HH Convertible Preferred Stock (the "Series HH Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for a total of $150,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $10,000 per share of Series HH Preferred, plus unpaid cumulative dividends. Each share of Series HH Preferred is convertible, at the option of the holder, into 100,000 shares of common stock through September 20, 2006. Undeclared and unpaid cumulative dividends at December 31, 2001 are $3,000.

         A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2001.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Based on an estimated volatility of 220%, a weighted average life of 5.2 years and a discount rate of 6%, compensation cost, under the method of determination per SFAS 123, would have been approximately $47,000 higher than reported in the 2000 consolidated statements of operations, resulting in a net loss from continuing operations of $1,393,000 and a loss per share, basic and diluted, of $.13 for 2000. No stock options were granted during the year ended December 31, 2001.

NOTE 8 - BENEFIT PLANS

         The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $2,643 and $19,932 in 2001 and 2000, respectively.

         The Company has a profit sharing stock retirement plan (the "Plan"). The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. No amounts were awarded under the Plan in 2001 or 2000.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000


NOTE 9 - INCOME TAXES

         There was no income tax expense in 2001 or 2000.

         The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings (loss) from continuing operations as follows:

                                                   2001             2000
                                                 ---------       ---------
Income tax benefit at statutory rate             $(299,523)      $(457,686)
Non-deductible amortization                         15,980          15,980
Non-deductible meals and entertainment                  90           2,173
Valuation allowance                                283,453         477,200
Other - net                                           --           (37,667)
                                                 ---------       ---------

Total income tax benefit                         $       0       $       0
                                                 =========       =========


         The Company has approximately $7,497,040 of operating loss carryforwards available at December 31, 2001 which expire in varying amounts from 2011 through 2020.

         At December 31, 2001 and 2000 the Company had recorded a net deferred tax asset as follows:

                                               2001               2000
                                           -----------        -----------
Assets:
     Long-term:
     Loss carryforward                     $ 2,505,264        $ 1,926,000
         Valuation allowance                (2,497,716)        (1,903,800)
                                           -----------        -----------

            Total assets                         7,548             22,200
                                           -----------        -----------

Liabilities:
     Long-term:
         Deferred loan servicing                (7,548)           (27,000)
                                           -----------        -----------

             Total liabilities                  (7,548)           (27,000)
                                           -----------        -----------

Net deferred tax asset                     $         0        $         0
                                           ===========        ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000



NOTE 10 - CONTINGENCIES

          The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial statements of the Company.

NOTE 11 - MORTGAGE SERVICING FOR OTHERS

          Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $88 million and $105 million at December 31, 2001 and 2000, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheets, were approximately $1.7 million and $1.2 million at December 31, 2001 and 2000, respectively.

          Mortgage servicing rights of $372,449 were capitalized in 2000 (none in 2001). Cumulative amortization of mortgage servicing rights was $141,835 and $137,453 in 2001 and 2000, respectively.

NOTE 12 - SEGMENT INFORMATION

          The Company presently operates in one segment as determined in accordance with SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information".

NOTE 13- SPECIAL CHARGES

          The following special charges were incurred by the Company during the years presented:

                                                       2001           2000
                                                      -------       --------

Officer severance                                     $    --       $225,000
Write off of capitalized acquisition costs                 --        400,000
Other                                                      --         46,753
                                                      -------       --------

Total special charges, net                            $    --       $671,753
                                                      =======       ========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000



NOTE 13 - SPECIAL CHARGES - Continued

          On September 1, 2000, the Company entered into an agreement with certain of its former executive employees to terminate their employment. The agreement called for payments of $225,000 in exchange for the termination of the employment contracts each of the executives had with the Company.

          During 2000, the Company entered into a business agreement with DRS Realty Services, Inc. In exchange for management and loan servicing revenues the Company agreed to guarantee $400,000 of debt that DRS had outstanding. The agreement failed and the Company wrote off the $400,000 of capitalized acquisition costs recorded at inception. During 2000 the Company made principal payments of $90,000 and the principal balance of the debt at December 31, 2000 is $310,000. The Company was dismissed from this obligation in conjunction with the issuance of its Series FF Convertible Preferred Stock, see Note 4.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crown has engaged the firm of Schoonover Boyer + Associates to serve as the registrant's new independent accountant for the purpose of auditing Crown's financial statements for the year ended December 31, 2001.

The firm of Deloitte & Touche LLP formerly served as the company's independent accountant. That firm's reports on the registrant's financial statements for the past two years contained no adverse opinions or disclaimers of opinion; these reports were not modified as to uncertainty, audit scope or accounting principles. The registrant had no resolved or unresolved disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure. The Audit Committee of the Board of Directors of Crown decided to no longer retain the Deloitte firm but rather to engage the smaller Schoonover firm as part of an overall effort to reduce the company's operating costs.


                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The company currently has four directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors.

The directors and executive officers of the company as of August 30, 2002 are as follows:

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------
Ronald E. Roark            51               Chairman, Chief Executive Officer
                                            and Director
Gordon V. Smith            69               Director
David K. Conrad            46               Director
Grace Jenkins              49               Director
Rick Lewis                 48               Vice President, Treasurer and
                                            Chief Financial Officer
Stephen W. Brown           51               Secretary

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of August 30, 2002.

RONALD E. ROARK has served as Chairman of the Board of Directors of the company since August 4, 1994 and as Chief Executive Officer of the company from September 13, 1994 to March 28, 2000 and again since September 1, 2000. He served as Acting President and Chief

Operating Officer from August 31, 1996 to April 21, 1997. Since 1995 he has served as President of Royal and Managing Member of Tucker Holding Company, Ltd.; since 1979, he has been President of Brookville Associates, Inc.

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

GRACE JENKINS has served as a director of Crown since October 30, 2000. Since February 2001, she has served as IT Process Group Leader of American Electric Power. From March 6, 1997 until September 1, 2000, she served as Executive Vice President of Crown. She served as a Vice President of the company from September 13, 1994 to that date.

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

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information for the year ended December 31, 2001 with respect to Crown's Chief Executive Officer and executive officers other than the Chief Executive Officer.

                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
Ronald E. Roark,                  2001                $0                  $0                 $10,000
Chairman and                      2000             $200,000               $0                 $10,000
CEO (1)                           1999             $300,000               $0                 $10,000

Stephen W. Brown,                 2001              $13,333               $0                 $63,805
Secretary and Corporate           2000              $54,166               $0                 $56,775
Counsel (2)                       1999              70,568                $0                 $2,933


Rick Lewis, Vice                  2001              $85,500               $0                   $0
President, Treasurer and          2000              $85,500               $0                   $0
Chief Financial Officer           1999              $85,500               $0                   $0

(1) Mr. Roark has served as Chairman of the company since August 4, 1994 served as its CEO from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage premiums, an automobile allowance and disability insurance premiums on his behalf. Since June 2000, Mr. Roark has drawn no salary from the company.

(2) Mr. Brown's Other Compensation for 2001 and 2000 includes a deferred payment received by him pursuant to the settlement effective September 1, 2000 of his employment contract with the company as well as fees for services. As part of the employment contract settlement, the company issued Mr. Brown warrants to purchase 85,000 shares of common stock at $.07 per share.

Each director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended, plus expenses. The company makes retainer and attendance payments to directors quarterly. At the company's election, payments are either in cash or in the form of common stock based generally on the closing price of the common stock on the last day of a quarter, with a floor price of 10 cents per share.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information regarding the common stock as of August 30, 2002 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                                NUMBER OF SHARES               APPROXIMATE
                             NAME                               OF COMMON STOCK             PERCENT OF CLASS
                             ----                               ----------------            ----------------
Ronald E. Roark (1)                                                 21,814,830                    72.7%
Tucker Holding Company, Ltd. (1)                                     4,337,932                    14.4%
Royal Investments Corp. (1)                                         11,891,370                    39.6%
Crown NorthCorp, Limited (1)                                         5,000,000                    16.6%
The Gordon V. and Helen C. Smith Foundation (2)                      4,266,060                    14.2%


Gordon V. Smith (2)                                                  4,266,060                    14.2%
David K. Conrad (3)                                                    267,500                      (7)
Grace Jenkins (4)                                                      365,000                     1.2%
Stephen W. Brown (5)                                                    95,000                      (7)
Rick Lewis (6)                                                           3,000                      (7)
All directors and executive officers as a group                     26,666,790                    88.8%
(6 persons)

(1) The holdings attributable to Mr. Roark include: (a) 4,337,932 shares of common stock held by Tucker Holding Company, Ltd., of which Mr. Roark is the managing member; (b) one share of Series CC Preferred, which is convertible into 5,000,000 shares of common stock and is held by Crown NorthCorp, Limited, a company wholly by Royal Investments Corp. (Mr. Roark is the sole stockholder of Royal and serves as its president);
         (c) one share of Series DD Preferred held by Royal, which is convertible into 2,000,000 shares of common stock; (d) one share of Series FF Preferred held by Royal which is convertible into 3,358,037 shares of common stock; (e) one share of GG Preferred held by Royal which is convertible into 1,400,000 shares of common stock; (f) 15 shares of Series HH Preferred held by Royal which is convertible into 1,500,000 shares of common stock; (g) 10 shares of Series II Preferred which is convertible into 3,333,333 shares of common stock; (h) 528,128 shares held by Royal, as trustee; (h) 335,600 shares held by Mr. Roark personally; (i) 4,600 shares held by his wife and (j) 17,200 shares held by Trident Air Services, Inc., of which Mr. Roark is president. The mailing address for Tucker and Royal is 380 Tucker Drive, Worthington, Ohio 43085; the mailing address for Limited is Crown House, Crown Street, Ipswich IP1 3HS, United Kingdom.

(2) The mailing address for The Gordon V. and Helen C. Smith Foundation and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 1,628,423 shares of common stock and one share of Series EE Preferred, which is convertible into 2,098,960 shares of common stock. The Smith Foundation holds 538,677 shares of common stock. Mr. Smith, as president of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(3) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215.

(4) Represents ownership of 100,000 shares of common stock and warrants to acquire 265,000 shares of common stock at $.07 per share.

(5) Represents warrants to acquire 85,000 shares of common stock at $.07 per share and to acquire 10,000 shares of common stock at $.63 per share.

(6) Represents warrants to acquire 3,000 shares of common stock at $.63 per share.

(7)      Less than 1%.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has issued the following series of convertible preferred stock to affiliates of Mr. Roark: one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 10 shares of Series II Convertible Preferred Stock in exchange for $100,000 cash. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

In December 1999, Crown redeemed its Series AA Convertible Preferred Stock with a payment of $3.3 million cash and delivery of a $200,000 promissory note. Mr. Smith guaranteed Crown's obligations under this note. Upon the maturity of this note, Mr. Smith paid the $200,000 unpaid principal balance pursuant to his guarantee. In consideration of this payment, in May 2001 the company issued one share of Series EE Convertible Preferred Stock to Mr. Smith.

Since January 2001, Crown has performed asset management activities for parties holding ownership interests in several multifamily projects that receive subsidies from the U.S. Department of Housing and Urban Development. Mr. Roark, or an affiliate of his, has partnership interests in substantially all of the projects for which Crown presently performs services. The rates and fees the company charges for its services are in accordance with HUD's guidelines and regulations where applicable. Unregulated rates and fees are at market levels.

The company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities. See "Note 6 - Related Party Transactions - to Consolidated Financial Statements."

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER   EXHIBIT                                    METHOD OF FILING
------   -------                                    -----------------
3.3      Restated Certificate of Incorporation      Incorporated by reference to
                                                    Crown NorthCorp, Inc.'s Form
                                                    10-KSB filed March 31, 2000.

3.4      Bylaws                                     Incorporated by reference to
                                                    Crown NorthCorp, Inc.'s Form
                                                    10-KSB filed March 31, 2000.

4.12     Certificate of Designation for Series II   Filed herewith.
         Convertible Stock, par value $.01 per
         share, of Crown NorthCorp, Inc.

10.92    Stock subscription agreement dated         Filed herewith.
         March 26, 2002 between Crown
         NorthCorp, Inc. and Ronald E.
         Roark

21.6     Subsidiaries of Crown NorthCorp, Inc.      Filed herewith


b)       REPORTS ON FORM 8-K
         -------------------

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Crown NorthCorp, Inc.


Date:    September 6, 2002              By: /s/ Ronald E. Roark
                                            ------------------------------------
                                            Ronald E. Roark
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    September 6, 2002              By: /s/ Ronald E. Roark
                                            ------------------------------------
                                            Ronald E. Roark
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date:    September 6, 2002              By: /s/ Rick L. Lewis
                                            ------------------------------------
                                            Rick L. Lewis
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            Principal Accounting Officer)

Date:    September 6, 2002              By: /s/ Stephen W. Brown
                                            ------------------------------------
                                            Stephen W. Brown
                                            Secretary


Date:    September 6, 2002              By: /s/ David K. Conrad
                                            ------------------------------------
                                            David K. Conrad
                                            Director


Date:    September 6, 2002              By: /s/ Gordon V. Smith
                                            ------------------------------------
                                            Gordon V. Smith
                                            Director

Date:    September 18, 2002             By: /s/ Grace Jenkins
                                            ------------------------------------
                                            Grace Jenkins
                                            Director


                                 CERTIFICATIONS

I, Ronald E. Roark, certify that:

1. I have reviewed this annual report on Form 10-KSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 6, 2002


___/s/ Ronald E. Roark___
Ronald E. Roark, Chairman
  and Chief Executive Officer

I, Rick L. Lewis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 6, 2002


______/ Rick L. Lewis_______
Rick L. Lewis, Vice President,
  Treasurer and Chief Financial
  Officer

I, Stephen W. Brown, certify that:

1. I have reviewed this annual report on Form 10-KSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 6, 2002


___/s/  Stephen W. Brown___
Stephen W. Brown, Secretary
   and Corporate Counsel

                                INDEX TO EXHIBITS

3.3      Restated Certificate of Incorporation. (1)

3.4      Bylaws. (1)

4.12 Certificate of Designation for Series II Convertible Preferred Stock, par value $.01 per share, of Crown NorthCorp, Inc. (2)

10.91 Stock Subscription Agreement dated March 26, 2002 between Crown NorthCorp, Inc. and Ronald E. Roark. (2)

21.6     Subsidiaries of Crown NorthCorp, Inc. (2)

-------------------
(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.

(2)      Filed herewith.