Form 10QSB
period 2002-03-31
CROWN NORTHCORP INC
filed 2002-09-26
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2002
                                                  --------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS.

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

         As of August 30, 2002, the issuer had 11,810,788 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes___ No_X_

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

                  PART I                                                                PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001 .............................................................1

           Condensed Consolidated Statements of Operations for the
           first quarter and the three months ended March 31, 2002 and 2001...................2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001.........................................3

           Notes to Condensed Consolidated Financial Statements-
           March 31, 2002 and 2001............................................................4

Item 2.    Management's Discussion and Analysis...............................................7

                  PART II

Item 1.    Legal Proceeding..................................................................11

Item 2.    Changes in  Securities............................................................11

Item 3.    Defaults Upon Senior Securities...................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...............................11

Item 5.    Other Information.................................................................11

Item 6.    Exhibits and Reports on Form 8-K..................................................11

           (a)    Exhibits ..................................................................11

           (b)    Reports on Form 8-K........................................................11


Signatures and Certifications................................................................12

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                       Unaudited
ASSETS                                                    2002              2001
                                                      -----------       -----------

CURRENT ASSETS:
  Cash and cash equivalents                           $    11,517       $    18,018
  Accounts receivable                                      58,164            52,523
  Prepaid expenses and other assets                        32,317            56,112
                                                      -----------       -----------

            Total current assets                          101,998           126,653

PROPERTY AND EQUIPMENT - Net                               49,096            61,115

RESTRICTED CASH                                           517,182           517,182

GOODWILL - Net                                             35,218            52,413

OTHER ASSETS
  Investment in partnerships and joint ventures           (45,725)           58,307
  Other investments                                       690,422           529,329
  Loan servicing rights- net                              608,947           618,733
  Capitalized software cost - net                         170,706           185,475
  Deposits                                                  7,466             3,316
                                                      -----------------------------

            Total other assets                          1,431,816         1,395,160
                                                      -----------------------------

TOTAL                                                 $ 2,135,310       $ 2,152,523
                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                  35,602            20,000
  Accounts payable                                         83,761           206,418
  Deferred revenue                                              -             2,739
  Accrued expenses - other                                 62,781            52,717
                                                      -----------------------------

            Total current liabilities                     182,144           281,874

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion           94,150            65,000
  Allowance for loan losses & other                       500,000           500,000
                                                      -----------       -----------
            Total long-term obligations                   594,150           565,000

MINORITY INTEREST                                          87,084

SHAREHOLDERS' EQUITY:
  Common stock                                             35,749            35,749
  Additional paid-in capital                            8,837,478         8,757,478
  Accumulated comprehensive income                         63,020
  Accumulated deficit                                  (7,597,262)       (7,420,525)
  Treasury stock, at cost                                 (67,053)          (67,053)
                                                      -----------       -----------

            Total shareholders' equity                  1,271,932         1,305,649
                                                      -----------       -----------

TOTAL                                                 $ 2,135,310       $ 2,152,523
                                                      ===========       ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                       2002                2001
                                                   ------------       ------------

REVENUES:
  Management fees                                  $    120,493       $     33,721
  Servicing fees                                         28,951             40,415
  Interest income                                        17,688             26,045
  Gain on sale of servicing rights                            -             49,742
  Other                                                  15,881             23,645
                                                   ------------       ------------
            Total revenues                              183,013            173,568
                                                   ------------       ------------

EXPENSES:
  Personnel                                             135,840            198,068
  Occupancy, insurance and other                         88,332            236,392
  Interest                                                1,570             25,582
  Minority interest in earnings of subsidiary             1,970                  -
  Depreciation and amortization                          45,101             92,283
                                                   ------------       ------------
            Total expenses                              272,813            552,325
                                                   ------------       ------------

LOSS BEFORE INCOME TAXES                                (89,800)          (378,757)

INCOME TAX                                                    -                  -
                                                   ------------       ------------

NET LOSS                                           $    (89,800)      $   (378,757)
                                                   ============       ============


LOSS PER SHARE - BASIC AND DILUTED                 $      (0.01)      $      (0.04)
                                                   ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,540,778         10,770,778
                                                   ============       ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                         2002            2001
                                                                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                            $ (89,800)      $(378,757)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                        54,871         104,243
    Gain on sale of acquired servicing                                                                        -         (49,742)
    Note payable for settlement of general payables                                                      49,752
    Equity in income from investment in partnerships and joint ventures                                 (10,534)
    Effect on cumulative earnings due to accounting changes (see note 2 to financial statements)        (86,935)
    Comprehensive income                                                                                 63,020
    Investments                                                                                         (57,063)
    Minority interest                                                                                    87,084               -
    Change in operating assets and liabilities:
      Accounts receivable                                                                                (5,641)         14,168
      Prepaid expenses and other assets                                                                  23,795          31,975
      Accounts payable and accrued expenses                                                            (115,333)         22,934
                                                                                                      ---------       ---------

            Net cash used in operating activities                                                       (76,250)       (265,713)
                                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                     (1,101)              -
  Receipts from partnerships and joint ventures                                                               -          50,000
  Sale of acquired servicing                                                                                  -          99,286
  Deposits                                                                                               (4,150)          2,166
                                                                                                      ---------       ---------

            Net cash provided (used) in investing activities                                             (5,251)        151,452
                                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                                 -          21,500
  Principal payments on notes payable                                                                    (5,000)              -
  Proceeds from preferred stock issuance                                                                 80,000               -
                                                                                                      ---------       ---------

            Net cash provided by financing activities                                                    75,000          21,500
                                                                                                      ---------       ---------

NET DECREASE IN CASH DURING THE QUARTER                                                                  (6,501)        (92,761)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                        18,018         127,927
                                                                                                      ---------       ---------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                           $  11,517       $  35,166
                                                                                                      =========       =========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                               $     719       $  49,000
                                                                                                      =========       =========



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.       General and Basis of Presentation
         ---------------------------------

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2001. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.       Accounting Changes
         ------------------

         During the first quarter of 2002, Crown made adjustments to its books to give effect to two changes in accounting method. The first adjustment was to consolidate a previously unconsolidated entity, CRS Bond Portfolio, L.P. ("CRS I"). CRS I is owned 50% by two Crown subsidiaries and 50% by an unrelated entity. One of the Crown entities is also CRS I's managing general partner. Since the Crown entities can be deemed to control CRS I, it is appropriate that the financial statements of CRS I be consolidated into the financial statements of Crown NorthCorp. The adjustments to reflect this consolidation were an increase in cash of $907, an increase in the investment account of $77,136 and an increase in minority interest liability of $87,084.

         The second adjustment was to change the method by which subsidiaries of Crown NorthCorp account for their investment in CRS I and CRS Bond Portfolio II, L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II--a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects--have led management to view the investment as having two components: an amortizing, semi-annual cash flow portion and an accreting real estate portion. The company is now accounting for the cash flow component using the effective interest method, as required by EITF 99-20. Management's original estimate of the value of the accreting portion of the investment was $4,525,000, discounted to present value. The increase in the accreting portion of the investment will be reflected in comprehensive income in accordance with SFAS 130. The accounting entries to reflect these adjustments resulted in a decrease in the investment account of $20,074, an increase in comprehensive income of $63,020 and a decrease in retained earnings of $86,935.

3.       Loss Per Common Share
         ---------------------

         The losses per share for the three months ended March 31, 2002 and 2001 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.       Property and Equipment
         ----------------------

         Property and equipment consists of the following at March 31, 2002 and December 31, 2001:

                                                   2002                 2001
                                                 --------            ---------

         Property and equipment                  $579,106            $ 577,990
         Less accumulated depreciation           (530,010)           ($516,875)
                                                 --------            ----------
         Property and equipment - net            $ 49,096            $  61,115
                                                 ========            ==========

  5.     Preferred Stock
         ---------------

         The company has 1,000,000 authorized shares of preferred stock. At March 31, 2002, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and eight shares of Series II Convertible Preferred Stock.

6.       Contingencies
         -------------

         The company may have certain contingent liabilities resulting from claims incident to the ordinary course of business. At this time, management does not believe that the probable resolution of such contingencies will materially affect the financial statements of the company.

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

         In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The company does not believe that the adoption of SFAS 141 will have a material impact on its financial condition or results of operations.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. SFAS 142's adoption will not have a material impact on the company's financial condition or results of operations.

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

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2002 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2001

Total revenues increased $9,445 to $183,013 for the first three months of 2002 from $173,568 during the same period in 2001.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues increased $86,772 to $120,493 in the first three months of 2002 from $33,721 for the comparable period in 2001. The increased management fee revenues for the three-month period in 2002 versus the same period in 2001 were primarily attributable to new asset management contracts which began in 2001.

Servicing fees declined $11,464 from $40,415 for the first three months of 2001 to $28,951 for the first three months of 2002. This decline came as a result of the sale of a small loan portfolio in the first quarter of 2001.

Interest income declined from $26,045 for the quarter ended March 31, 2001 to $17,688 for the corresponding period in 2002. This decrease of $8,357 is attributable in part to lower interest rates and to the residual effects of the decline in balances left on deposit due to the termination of a special servicing contract with the company's largest customer in July 2000.

Gain on sale of servicing rights decreased $49,742 as the result of the sale of a small portfolio of loans consummated during the first quarter of 2001. There was no corresponding transaction in 2002.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $62,228 to $135,840 for the first three months of 2002 from $198,068 for the same period in 2001.

The decreases were primarily caused by lower staffing levels with resultant decreases in salaries, payroll taxes and benefits.

Occupancy, insurance and other operating expenses decreased to $88,332 for the first three months of 2002 from $236,392 for the first three months of 2001. The decrease was attributable to the settlement of several equipment leases during the first quarter of 2001 as well as the recognition as expense of rating agency fees. Also contributing to the decrease was the payment of the final amounts due for closed Dallas office during the first quarter of 2001.

Interest expense decreased to $1,570 for the first three months of 2002 from $25,582 for the same period in 2001. The decrease in interest expense is the result of the reduction of debt through conversion to preferred stock.

Minority interest in the earnings of subsidiary increased to $1,970 for the three months ended March 31, 2002. This increase is the result of the accounting adjustments outlined in Note 2 to the financial statements and reflects the portion of CRS I's current earnings owned by non-affiliated entities.

Depreciation and amortization decreased to $45,101 for the first three months of 2002 from $92,283 for the corresponding period in 2001. The decrease is, for the most part, the result of the write off of certain capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $6,501 to $11,517 at March 31, 2002 from $18,018 at December 31, 2001. The decrease was due primarily to the funding of ongoing operations. The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

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

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $76,250 during the first three months of 2002. Operating activities used $265,713 in the corresponding period of 2001.

Investing activities used funds of $5,231 during the first three months of 2002. Similar activities provided cash flows of $151,452 during the comparable time period in 2001. The inflows in 2001 were attributable to the sale of a small portfolio of loans as well as receiving $50,000 from a joint venture pursuant to the terms of the applicable operating agreement.

Financing activities provided cash flows of $75,000 during the first three months of 2002. Such activities provided cash flows of $21,500 during the comparable period in 2001. The company borrowed against a line of credit in the amount of $21,500 during the first quarter of 2001. In the first quarter of 2002, the company received $80,000 cash in exchange for the issuance of eight shares of Series II preferred stock.

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

None

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


                                         CROWN NORTHCORP, INC.



Dated: September 12, 2002                By:      /s/ Rick Lewis
                                             -----------------------------------
                                                  Rick Lewis, Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer



                                         By:      /s/ Stephen W. Brown
                                             -----------------------------------
                                                  Stephen W. Brown, Secretary

                                 CERTIFICATIONS

I, Ronald E. Roark, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

/s/ Ronald E. Roark
-------------------
Ronald E. Roark, Chairman
   and Chief Executive Officer

I, Rick L. Lewis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/ Rick L. Lewis
-----------------
Rick L. Lewis, Vice President,
   Treasurer and Chief Financial
   Officer

I, Stephen W. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown NorthCorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/ Stephen W. Brown
--------------------
Stephen W. Brown, Secretary
   and Corporate Counsel