Form 10QSB
period 2002-06-30
CROWN NORTHCORP INC
filed 2002-09-26
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                  -------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS.

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of August 30, 2002, the issuer had 11,810,788 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
Yes __ No__X__

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX

                  PART I                                                      PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001 ................................................1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 2002 and 2001........2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001............................   3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 2002 and 2001............................................    4

Item 2.    Management's Discussion and Analysis................................  7

                  PART II

Item 1.    Legal Proceeding..................................................   12

Item 2.    Changes in  Securities............................................   12

Item 3.    Defaults Upon Senior Securities...................................   13

Item 4.    Submission of Matters to a Vote of Security Holders...............   13

Item 5.    Other Information.................................................   13

Item 6.    Exhibits and Reports on Form 8-K...................................  13

           (a)    Exhibits ...................................................  13

           (b)    Reports on Form 8-K.........................................  13


Signatures and Certifications.................................................  14

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                               UNAUDITED
ASSETS                                                            2002                        2001
                                                                  ----                        ----

CURRENT ASSETS:
  Cash and cash equivalents                                  $    27,033                $    18,018
  Accounts receivable - net                                       42,105                     52,523
  Prepaid expenses and other assets                               36,781                     56,112
                                                             -----------                -----------

            Total current assets                                 105,919                    126,653

PROPERTY AND EQUIPMENT - Net                                      35,961                     61,115

RESTRICTED CASH                                                  518,748                    517,182

GOODWILL - Net                                                    18,022                     52,413

OTHER ASSETS
  Investment in partnerships and joint ventures                    4,276                     58,307
  Other investments                                              712,396                    529,329
  Loan servicing rights- net                                     599,161                    618,733
  Capitalized software cost - net                                155,935                    185,475
  Deposits                                                         7,466                      3,316
                                                             --------------------------------------

            Total other assets                                 1,479,235                  1,395,160
                                                             --------------------------------------

TOTAL                                                        $ 2,157,885                $ 2,152,523
                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                         85,837                     20,000
  Accounts payable                                               106,295                    206,418
  Deferred revenue                                                  --                        2,739
  Accrued expenses - other                                        45,621                     52,717
                                                             --------------------------------------

            Total current liabilities                            237,753                    281,874

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                  35,102                     65,000
  Allowance for loan losses & other                              500,000                    500,000
                                                             -----------                -----------
            Total long-term obligations                          535,102                    565,000

MINORITY INTEREST                                                 92,520                       --

SHAREHOLDERS' EQUITY:
  Common stock                                                    38,449                     35,749
  Convertible preferred stock                                       --                         --
  Additional paid-in capital                                   8,881,778                  8,757,478
  Accumulated comprehensive income                                87,254                       --
  Accumulated deficit                                         (7,647,918)                (7,420,525)
  Treasury stock, at cost                                        (67,053)                   (67,053)
                                                             -----------                -----------

            Total shareholders' equity                         1,292,510                  1,305,649
                                                             -----------                -----------

TOTAL                                                        $ 2,157,885                $ 2,152,523
                                                             ===========                ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                         SECOND QUARTER                         YEAR TO DATE
                                                                    2002                2001             2002                 2001
                                                                    ----                ----             ----                 ----

 REVENUES:
  Management fees                                             $    135,580       $     77,901       $    256,073       $    111,622
  Servicing fees                                                    27,688             32,419             56,639             72,834
  Interest income                                                   15,708              9,536             33,395             35,581
  Gain on sale of servicing rights                                    --                 --                 --               49,742
  Other                                                             51,900             23,608             67,781             47,253
                                                              ------------       ------------       ------------       ------------
            Total revenues                                         230,876            143,464            413,888            317,032
                                                              ------------       ------------       ------------       ------------

EXPENSES:
  Personnel                                                        140,277            158,757            276,117            356,825
  Occupancy, insurance and other                                    92,455             88,979            180,788            325,371
  Interest                                                           1,924             13,304              3,494             38,886
  Minority interest in earnings of subsidiary                        1,776               --                3,745               --
  Depreciation and amortization                                     45,100             48,866             90,201            141,149
                                                              ------------       ------------       ------------       ------------
            Total expenses                                         281,532            309,906            554,345            862,231
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (50,656)          (166,442)          (140,457)          (545,199)

INCOME TAX (BENEFIT)                                                  --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                             $    (50,656)      $   (166,442)      $   (140,457)      $   (545,199)
                                                              ============       ============       ============       ============


LOSS PER SHARE - BASIC AND DILUTED                            $      (0.00)      $      (0.02)      $      (0.01)      $      (0.05)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             11,540,778         10,835,229         11,540,778         10,803,181
                                                              ============       ============       ============       ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE  30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                            2002            2001
                                                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                      $(140,457)     $(545,199)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                          109,771        164,677
    Gain on sale of acquired servicing                                                                        --          (49,742)
    Payment of Board of Directors fees by issuance of common stock                                          27,000         36,500
    Interest earned on Restricted Cash                                                                      (1,567)          --
    Note payable in settlement of general payables                                                          49,752
    Deferred revenue                                                                                        (2,739)
    Effect on cumulative earnigs due to accounting changes (see Note 2 to financial statements)            (86,935)
    Comprehensive income                                                                                    87,254
    Investments                                                                                           (129,036)
    Minority interest                                                                                       92,520
    Equity in income from investment in partnerships and joint ventures                                       --          (33,103)
    Change in operating assets and liabilities:
      Accounts receivable                                                                                   10,418         31,505
      Prepaid expenses and other assets                                                                     19,331         (9,911)
      Accounts payable and accrued expenses                                                               (107,218)      (140,864)
                                                                                                         ---------      ---------

            Net cash used in operating activities                                                          (71,906)      (546,137)
                                                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                        (1,116)          --
  Receipt from partnership and joint venture                                                                  --           50,000
  Sale of acquired servicing                                                                                  --           99,286
  Distributions from partnerships and joint ventures                                                          --           30,035
  Deposits                                                                                                  (4,150)         3,166
                                                                                                         ---------      ---------

            Net cash provided (used) in investing activities                                                (5,266)       182,487
                                                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                                 --           61,000
  Principal payments on notes payable                                                                      (13,813)       (21,000)
  Issuance of new preferred stock                                                                          100,000        200,000
                                                                                                         ---------      ---------

            Net cash provided by financing activities                                                       86,187        240,000
                                                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                            9,015       (123,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                            18,018        127,927
                                                                                                         ---------      ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                               $  27,033      $   4,277
                                                                                                         =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                                                $   1,895      $  49,288
   Preferred stock issued in settlement of notes payable                                                                $ 209,896


See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

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

3.       Loss Per Common Share
         ---------------------

         The losses per share for the three months ended June 30, 2002 and 2001 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.       Property and Equipment
         ----------------------

         Property and equipment consists of the following at June 30, 2002 and December 31, 2001:

                                                    2002                 2001
                                                    ----                 ----

                                                 $ 579,106            $ 577,990
         Property and equipment
         Less accumulated depreciation            (543,145)           ($516,875)
                                                 ---------            ---------
         Property and equipment - net            $  35,961            $  61,115
                                                 =========            =========

5.       Preferred Stock
         ---------------

         The company has 1,000,000 authorized shares of preferred stock. At June 30, 2002, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and 10 shares of Series II Convertible Preferred Stock.

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


         .

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

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2002 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2001

Total revenues increased $87,412 to $230,876 for the second quarter of 2002 from $143,464 during the same period in 2001. This increase was primarily due to an increase in management fees and an increase in other income.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues increased $57,679 to $135,580 in the second quarter of 2002 from $77,901 for the comparable period in 2001. The increase in management fee revenues for this period was attributable to new asset management contracts which began in 2001.

Servicing fees declined $4,731 to $27,688 for the three months ended June 30, 2002 from $32,419 for the three months ended June 30, 2001. The decline is the result of a decline in the servicing portfolio due to payoffs of higher rate loans in the portfolio.

Interest income increased from $9,536 for the quarter ended June 30, 2001 to $15,708 for the quarter ended June 30, 2002. This increase of $6,172 is attributable to the effect of consolidating a previously unconsolidated entity. This consolidated entity increased interest income by approximately $12,000. Other interest income declined by approximately $4,000 due to declines in interest rates and declines in balances left on deposit.

Other revenues for 2002 increased $28,292 to $51,900 in the second quarter of 2002 from $23,608 in the same period in 2001. The increase is attributable the closing of a joint venture and the recognition of $50,000 in revenue associated with the closing of the venture.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses decreased $18,480 to $140,277 for the second quarter of 2002 from $158,757 for the same period in 2001. The decreases were primarily caused by lower staffing levels with resultant decreases in salaries, payroll taxes and benefits.

Occupancy, insurance and other operating expenses increased $3,477 from $88,979 for the second quarter of 2001 to $92,456 for the second quarter of 2002. The increase was due primarily to general increases in rent and insurance offset somewhat by slight reductions in other operating expenses during the periods.

Interest expense decreased $11,380 from $13,304 for the three months ended June 30, 2001 to $1,924 for the corresponding period in 2002. This decrease is due to a reduction of debt through the conversion to preferred stock.

Minority interest in earnings of subsidiary increased $1,776 for the quarter ended June 30, 2002. This increase is the result of the accounting adjustments outlined in Note 2 to the financial statements and reflects the portion of CRS I's current earnings owned by non-affiliates.

Depreciation and amortization decreased to $45,100 for the second quarter of 2002 from $48,866 for the corresponding period in 2001. The decrease primarily reflects the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Total revenues increased $96,856 to $413,888 in the first six months of 2002 from $317,032 during the same period in 2001. This increase was primarily due to an increase in asset management fees.

Management fees increased by $144,451 in 2002 from the comparable period in 2000. The increase in management fee revenue for the six months ended June 30, 2002 is due in large measure to the addition of a new asset management contract and to the addition of a new asset to an old management contract.

Servicing fees declined $16,195 to $56,639 for the six months ended June 30, 2002 from $72,834 for the six months ended June 30, 2001. The decline is the result of a decline in the servicing portfolio due to payoffs of higher rate loans in the portfolio.

Gain on sale of servicing rights declined by $49,742 to $0 for the six months ended June 30, 2002. The decline is the result of the sale of a small portfolio of loans during 2001. There was no corresponding transaction during 2002.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, increased $20,528 to $67,781 for the first six months of 2002 from $47,253 in the same period in 2001. The increase is attributable to the recognition of $50,000 in revenue from the closing of a joint venture during the first half of 2002. This increase is offset somewhat by lower revenues from other ventures during the comparable periods.

Personnel expenses decreased $80,708 to $276,117 for the first half of 2002 from $356,825 for the same period in 2001. The decreases are primarily attributable to lower current staffing levels.

Occupancy, insurance and other operating expenses decreased $144,583 to $180,788 for the first six months of 2002 from $325,371 for the first six months of 2001. The decrease is attributable to the settlement of several equipment leases during 2001 along with the final payment for a closed Dallas office and recognition of rating agency fees. The expense reduction was increased further by a vendor settlement of amounts previously accrued.

Interest expense decreased $35,392 from $38,886 for the six months ended June 30, 2001 to $3,494 for the corresponding period in 2002. This decrease is due to a reduction of debt through the conversion to preferred stock.

Minority interest in earnings of subsidiary increased $3,745 for the six months ended June 30, 2002. This increase is the result of the accounting adjustments outlined in Note 2 to the financial statements and reflects the portion of CRS I's current earnings owned by non-affiliates.

Depreciation and amortization decreased to $90,201 for the first six months of 2002 from $141,149 for the same period in 2001. The decrease is due in part to a write-off of capitalized software costs during the first quarter of 2001 and to the fact that an ever- increasing percentage of the company's fixed assets are becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $27,033 at June 30, 2002 from $18,018 at December 31, 2001. The increase in cash was due the issuance of a new series of preferred stock which was used in the funding of operating losses. The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

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

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $71,906 during the first six months of 2002. Operating activities used cash flows of $546,137 during the corresponding period of 2001. The decrease in the use of funds is attributable in part to substantial declines in accrued expenses and accounts payable as compared to the same period in 2001 and to smaller declines in accounts receivable for the comparable period. The major reason for the decline in use of funds is the decrease in operating expenses between the comparable periods.

Investing activities used funds of $5,226 during the first six months of 2002. Similar activities provided cash flows of $182,487 during the comparable time period in 2001. The 2001 inflow was attributable to the sale of a small portfolio of loans for $99,286 as well as receiving $80,035 from joint ventures and partnerships.

Financing activities provided cash flows of $86,187 during the first six months of 2002. During the comparable period in 2001, these activities provided cash flows of $240,000. The company issued new preferred stock for $200,000 during the second quarter of 2001 and also borrowed against a line of credit in the amount of $61,000. During the first six months of 2002, the company received $100,000 in cash in exchange for the issuance of 10 shares of Series II Preferred Stock. The company made payments on its outstanding debt in the amount of $21,000 for the period ended June 30, 2001 and $13,813 for the period ended June 30, 2002.

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

None

Item 5. - Other Information
---------------------------

None

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

         None

 (b)     Reports on Form 8-K

         On April 2, 2002, Crown filed Form 8-K reporting that the company had engaged Schoonover Boyer + Associates to serve as its new independent accountants for the year ended December 31, 2001. On April 16 and 25, 2002, Crown filed amendments to Form 8-K detailing that the firm's former independent accountant, Deloitte & Touche LLP, was not retained for reasons of cost and that there were no disagreements with Deloitte on issues of audit scope or accounting principles.

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

Date: September 6, 2002


/s/ Ronald E. Roark
---------------------------
Ronald E. Roark, Chairman
   and Chief Executive Officer

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

Date: September 12, 2002


/s/ Rick L. Lewis
---------------------------
Rick L. Lewis, Vice President,
   Treasurer and Chief Financial
   Officer

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

Date: September 12, 2002


/s/ Stephen W. Brown
---------------------------
Stephen W. Brown, Secretary
   and Corporate Counsel