Form 10QSB
period 2002-09-30
CROWN NORTHCORP INC
filed 2002-11-15
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         As of October 31, 2002, the issuer had 11,810,788 shares of its common stock, par value $.01 per share, outstanding.

 Transitional Small Business Disclosure Format (check one). Yes    No   X
                                                           -----      ----

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                             INDEX
             PART I                                                               PAGES
                                                                                  -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001 ...............................................    1

           Condensed Consolidated Statements of Operations for the
           third quarter and the nine months ended September 30, 2002 and 2001..    2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2002 and 2001........................    3

           Notes to Condensed Consolidated Financial Statements-
           September 30, 2002 and 2001..........................................    4

Item 2.    Management's Discussion and Analysis.................................    7

                  PART II

Item 1.    Legal Proceeding.....................................................   12

Item 2.    Changes in  Securities...............................................   12

Item 3.    Defaults Upon Senior Securities......................................   13

Item 4.    Submission of Matters to a Vote of Security Holders..................   13

Item 5.    Other Information....................................................   13

Item 6.    Exhibits and Reports on Form 8-K.....................................   13

           (a)    Exhibits .....................................................   13

           (b)    Reports on Form 8-K...........................................   13


Signatures and Certifications...................................................   14

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
-------------------------------------------------------------------------------

                                                                UNAUDITED
ASSETS                                                    2002             2001
                                                          ----             ----
CURRENT ASSETS:
  Cash and cash equivalents                           $    12,663       $    18,018
  Accounts receivable - net                                71,943            52,523
  Prepaid expenses and other assets                        78,522            56,112
                                                      -----------       -----------

            Total current assets                          163,128           126,653

PROPERTY AND EQUIPMENT - Net                               22,826            61,115

RESTRICTED CASH                                           518,748           517,182

GOODWILL - Net                                                827            52,413

OTHER ASSETS
  Investment in partnerships and joint ventures             4,277            58,307
  Other investments                                       712,396           529,329
  Loan servicing rights- net                              589,376           618,733
  Capitalized software cost - net                         141,165           185,475
  Deposits                                                  7,466             3,316
                                                      -----------       -----------

            Total other assets                          1,454,680         1,395,160
                                                      -----------       -----------

TOTAL                                                 $ 2,160,209       $ 2,152,523
                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                  40,916            20,000
  Accounts payable                                        115,411           206,418
  Deferred revenue                                           --               2,739
  Accrued expenses - other                                125,363            52,717
                                                      -----------       -----------

            Total current liabilities                     281,690           281,874

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion           95,448            65,000
  Allowance for loan losses & other                       500,000           500,000
                                                      -----------       -----------
            Total long-term obligations                   595,448           565,000

MINORITY INTEREST                                          92,687              --

SHAREHOLDERS' EQUITY:
  Common stock                                             38,449            35,749
  Convertible preferred stock                                --                --
  Additional paid-in capital                            8,901,778         8,757,478
  Accumulated comprehensive income                         87,254              --
  Accumulated deficit                                  (7,770,044)       (7,420,525)
  Treasury stock, at cost                                 (67,053)          (67,053)
                                                      -----------       -----------

            Total shareholders' equity                  1,190,384         1,305,649
                                                      -----------       -----------

TOTAL                                                 $ 2,160,209       $ 2,152,523
                                                      ===========       ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
-------------------------------------------------------------------------------

                                                             THIRD QUARTER                          YEAR TO DATE
                                                        2002              2001                2002               2001
                                                        ----              ----                ----               ----
REVENUES:
  Management fees                                  $    114,651       $     79,900       $    370,724       $    191,522
  Servicing fees                                         26,951             29,986             83,590            102,820
  Interest income                                        23,442             27,455             56,836             63,036
  Gain on sale of servicing rights                         --                 --                 --               49,742
  Other                                                   5,701              6,861             73,482             54,114
                                                   ------------       ------------       ------------       ------------
            Total revenues                              170,745            144,202            584,632            461,234
                                                   ------------       ------------       ------------       ------------

EXPENSES:
  Personnel                                             142,297            144,037            418,414            500,862
  Occupancy, insurance and other                        105,518            216,977            286,305            542,348
  Interest                                                2,004              7,203              5,498             46,089
  Minority interest in earnings of subsidiary             1,091               --                4,836               --
  Depreciation and amortization                          45,101             48,866            135,302            190,015
                                                   ------------       ------------       ------------       ------------
            Total expenses                              296,011            417,083            850,355          1,279,314
                                                   ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                      (125,266)          (272,881)          (265,723)          (818,080)

INCOME TAX (BENEFIT)                                       --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                  $   (125,266)      $   (272,881)      $   (265,723)      $   (818,080)

OTHER COMPREHENSIVE INCOME
  Unrealized gain                                        24,234               --               24,234               --
                                                   ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                        $   (101,032)      $   (272,881)      $   (241,489)      $   (818,080)
                                                   ============       ============       ============       ============

LOSS PER SHARE - BASIC AND DILUTED                 $      (0.01)      $      (0.03)      $      (0.02)      $      (0.08)
                                                   ============       ============       ============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING                  11,540,778         10,835,229         11,540,778         10,803,181
                                                   ============       ============       ============       ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
------------------------------------------------------------------------------

                                                                                                    2002         2001
                                                                                                    ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                              $(265,723)  $(818,080)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                  164,659     225,111
    Gain on sale of acquired servicing                                                                --       (49,742)
    Payment of Board of Directors fees by issuance of common stock                                  27,000      36,500
    Interest capitalized on notes payable                                                                       35,700
    Notes payable for lease cancellation                                                                        10,000
    Notes payable for board of director fee                                                                      5,250
    Note payable in settlement of general payables                                                  49,752
    Deferred revenue                                                                                (2,739)
    Effect on cumulative earnings due to accounting changes (see Note 2 to financial statements)   (83,797)
    Comprehensive income                                                                            87,254
    Investments                                                                                   (129,036)
    Minority interest                                                                               92,686
    Equity in income from investment in partnerships and joint ventures                               --       (36,632)
    Change in operating assets and liabilities:
      Accounts receivable                                                                          (19,420)     64,358
      Prepaid expenses and other assets                                                            (22,410)    (34,428)
      Accounts payable and accrued expenses                                                        (18,360)    (85,649)
                                                                                                 ---------   ---------

            Net cash used in operating activities                                                 (120,134)   (647,612)
                                                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                (1,116)     (4,038)
  Increase in restricted cash                                                                       (1,567)    (17,182)
  Receipt from partnership and joint venture                                                          --        50,000
  Sale of acquired servicing                                                                          --        99,286
  Distributions from partnerships and joint ventures                                                  --        30,035
  Deposits                                                                                          (4,150)      3,166
                                                                                                 ---------   ---------

            Net cash provided (used) in investing activities                                        (6,833)    161,267
                                                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                       20,000     161,000
  Principal payments on notes payable                                                              (18,388)    (21,000)
  Issuance of new preferred stock                                                                  120,000     240,000
                                                                                                 ---------   ---------

            Net cash provided by financing activities                                              121,612     380,000
                                                                                                 ---------   ---------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                   (5,355)   (106,345)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    18,018     127,927
                                                                                                 ---------   ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  12,663   $  21,582
                                                                                                 =========   =========


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                                        $   2,348   $  49,288
   Preferred stock issued in settlement of notes payable                                                     $ 650,000
   Preferred stock issued in settlement of accrued interest on notes payable                                 $  35,700

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

         The second adjustment was to change the method by which subsidiaries of Crown NorthCorp account for their investment in CRS I and CRS Bond Portfolio II, L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II--a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects--have led management to view the investment as having two components: an amortizing, semiannual cash flow portion and an accreting real estate portion. The company is now accounting for the cash flow component using the effective interest method, as required by EITF 99-20. Management's estimate of the value of the accreting portion of the investment is $4,525,000, discounted to present value. The increase in the accreting portion of the investment will be reflected in comprehensive income in accordance with SFAS 130. The accounting entries to reflect these adjustments resulted in a decrease in the investment account of $20,074, an increase in comprehensive income of $63,020 and a decrease in retained earnings of $86,935.

3.       LOSS PER COMMON SHARE

         The losses per share for the third quarter and nine months ended September 30, 2002 and 2001 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2002 and December 31, 2001:


                                                      2002               2001
                                                      ----               ----

          Property and equipment                  $ 579,106           $ 577,990

          Less accumulated depreciation            (556,280)           (516,875)
                                                  ---------           ---------
          Property and equipment - net            $  22,826           $  61,115
                                                  =========           =========

5.       PREFERRED STOCK

         The company has 1,000,000 authorized shares of preferred stock. At September 30, 2002, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and 12 shares of Series II Convertible Preferred Stock.

6.       CONTINGENCIES

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

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. SFAS 142's adoption will not have a material impact on the company's condition or results of operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown derives its primary revenues from the financial services it offers to holders of interests in commercial and multifamily real estate. The revenues Crown receives include loan servicing fees, interest and investment income and third-party asset management and disposition fees. The company has experienced decreasing revenues in recent years as its level of business has declined, although revenues have now begun to increase. While Crown has significantly lowered operating expenses through staff reductions, office closings and other means to more closely align expenses with current revenues, operating losses are continuing. The company is concentrating its resources on restoring profitable operations in its core loan servicing and asset management businesses. Management is also actively pursuing strategic alliances and other transactions that would maximize the value of these core businesses, improve the company's liquidity and expand its capital base.

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

- The company continues to operate at a loss. While Crown's restructuring and downsizing actions have reduced losses, additional revenues are necessary to eliminate these current operating losses.

- Crown in recent years has experienced a substantial decline in the volume of business. While the company believes that business volume has stabilized, if the level of business declines further, Crown's ability to operate will be impaired.

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

OUTLOOK

The company offers loan servicing and third-party asset management services tailored to the needs of holders of interests in commercial and multifamily real estate. Crown has taken several steps to restructure itself in response to declining business volumes: it has significantly lowered operating expenses through staff reductions and office closings; it has simplified its capital structure and corporate governance; and it has sought to redeploy its core loan servicing and asset management capabilities to address particular market needs. These efforts have not yet returned the company to operating profitability.

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

Crown is using its limited liquid assets and capital resources to sustain its current business and to attempt generate new servicing and management business. Crown has been able to achieve substantial reductions in operating expenses and has benefited from a series of capital infusions and loans from related parties. While the company will continue its efforts to reduce expenses and obtain working capital, Crown's ability to continue to operate will be primarily affected by its ability to generate increased revenues through new business or to align itself with a strategic partner. There can be no assurance that Crown's actions will produce intended results or lead to profitable operations.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2001

Total revenues increased $26,543 to $170,745 for the third quarter of 2002 from $144,202 during the same period in 2001. This increase was primarily due to an increase in management fees.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues increased $34,751 to $114,651 in the third quarter of 2002 from $79,900 for the comparable period in 2001. The increase in management fee revenues for this period was attributable to a new management contract which began in the fourth quarter of 2001.

Servicing fees declined $3,035 to $26,951 for the three months ended September 30, 2002 from $29,986 for the three months ended September 30, 2001. The decrease in servicing revenue is the result of a portfolio that is declining due to loan amortization and payoffs.

Interest income declined from $27,455 for the quarter ended September 30, 2001 to $23,442 for the quarter ended September 30, 2002. This decrease of $4,013 is attributable in part to the effect of consolidating a previously unconsolidated entity (see Note 2 to the financial statements) and to declines in rates and balances left on deposit. The consolidated entity increased interest income by $9,089 for the three months ended September 30, 2002 while other interest income declined by approximately $13,100 for the period.

Occupancy, insurance and other operating expenses decreased to $105,518 for the third quarter of 2002 from $216,977 for the third quarter of 2001. This $111,459 reduction was due in part to a reduction in legal expense of approximately $98,000 and a reduction in rent of approximately $12,500. The reduction in legal expenses is the result of the establishment of a legal expense reserve during the third quarter of 2001 in conjunction with the potential settlement of a lawsuit. The reduction in rent is the result of settling the remainder of a lease obligation of a closed office. This settlement occurred in the third quarter of 2001 as well.

Interest expense declined $5,199 from $7,203 for the three months ended September 30, 2001 to $2,004 for the corresponding period in 2002. The decrease is due to a reduction in debt through its conversion to preferred stock.

Minority interest in earnings of subsidiary increased $1,091 for the quarter ended

September 30, 2002. This increase is the result of the accounting adjustments outlined in Note 2 to the financial statements and reflects the portion of CRS I's current earnings owned by non-affiliates.

Depreciation and amortization decreased to $45,101 for the third quarter of 2002 from $48,866 for the corresponding period in 2001. The decrease primarily reflects the fact that an ever-increasing percentage of the company's fixed assets are fully depreciated.

Other comprehensive income increased $24,234 for the quarter ended September 30, 2002. As discussed in Note 2 to the financial statements, comprehensive income represents the accreting portion of a residual interest in a securitization of tax-exempt bonds.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues increased $123,398 to $584,632 in the first nine months of 2002 from $461,234 during the same period in 2001. This increase was primarily due to an increase in asset management fees.

Management fees increased by $179,202 in 2002 from the comparable period in 2001. The increase in management fee revenue for the nine months ended September 30, 2002 is due in large measure to the addition of a new asset management contract during the fourth quarter of 2001 and to the addition of a new asset to an existing management contract.

Servicing fees declined $19,230 from $102,820 for the nine months ended September 2001 to $83,590 for the comparable period in 2002. The decline comes as the result of the decreasing balance of serviced loans due to normal amortization and to payoffs of loans bearing higher interest rates relative to current market rates.

Interest income declined $6,200 to $56,836 for the first nine months of 2002 from $63,036 for the same period in 2001. This decrease is attributable in part to the effect of consolidating a previously unconsolidated entity and to declines in rates and balances of funds on deposit. The consolidated entity increased interest income by $47,200 for the nine months ended September 30, 2002 while other interest income declined by approximately $53,400 for the period.

Gain on sale of servicing rights decreased $49,742 for the nine months ended September 30, 2002 as the result of the sale of a small portfolio of loans during 2001. There has been no corresponding transaction during 2002.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, increased $19,368 to $73,482 during the first nine months of 2002 from $54,114 during the same period in 2001. The increase is attributable, for the most part, to the income recognized from the termination of a joint venture during the first half of 2002.

Personnel expenses decreased $82,448 to $418,414 for the first three quarters of 2002 from $500,862 for the same period in 2001. The decreases are attributable to a reduction in staffing levels.

Occupancy, insurance and other operating expenses decreased $256,043 to $286,305 for the first nine months of 2002 from $542,348 for the first nine months of 2001. The decrease is primarily due to the settlement of equipment leases during 2001 along with the final lease settlement payments for closed offices in Dallas and Atlanta. Also occurring in 2001 was the establishment of a legal expense reserve as well as the recognition of rating agency fees. The 2001 transactions accounted for approximately $201,000 of the decrease mentioned above. The majority of the remainder of the decrease occurred in 2002 through reductions in corporate insurance, audit and accounting fees and a settlement with a vendor of amounts previously accrued.

Interest expense decreased $40,591 from $46,089 for the nine months ended September 30, 2001 to $5,498 for the corresponding period in 2002. This decrease is due to a reduction of debt through its conversion to preferred stock.

Minority interest in earnings of subsidiary increased $4,836 for the nine months ended September 30, 2002. This increase is the result of the accounting adjustments outlined in Note 2 to the financial statements and reflects the portion CRS I's current earnings owned by non-affiliates.

Depreciation and amortization decreased to $135,302 for the first nine months of 2002 from $190,015 for the same period in 2001. The decrease is due in part to a write-off of capitalized software costs in 2001 and to the fact that an ever-increasing percentage of the company's fixed assets are fully depreciated.

Other comprehensive income increased $24,234 for the nine months ended September 30, 2002. As discussed in Note 2 to the financial statements, comprehensive income represents the accreting portion of a residual interest in a securitization of tax-exempt bonds.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased to $12,663 at September 30, 2002 from $18,018 at December 31, 2001. The decrease in cash is due primarily to the funding of operating losses. The company presently has no bank credit facilities. Crown is actively seeking to improve its liquidity and operating capacity by raising capital, entering into strategic alliances with capital partners and generating revenues from new business.

Crown is incurring operating cash deficits and is presently applying proceeds on hand toward those deficits. For the foreseeable future, the company expects to continue to fund current operations with cash provided by operations, with funds received from additional issues of preferred stock or from borrowings from affiliates. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company also is actively seeking additional capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Operating activities used cash flows of $120,134 during the first nine months of 2002 compared to a $647,612 use in the corresponding period of 2001. The lesser use of funds from operating activities is due primarily to the substantial reduction of operating expenses between the comparable periods.

Investing activities used cash flows of $6,833 during the first nine months of 2002. Similar activities provided funds of $161,267 during the comparable time period in 2001. The decline in funds provided from investing activities was attributable to transactions in 2001 involving the sale of a small portfolio of loans, which produced cash of $99,286, and the receipt of $80,035 from investments in joint ventures and partnerships.

Financing activities provided cash flows of $121,612 during the first nine months of 2002 and provided funds of $380,000 for the same time period in 2001. The company issued new preferred stock for $240,000 during 2001 and borrowed against a line of credit in the amount of $161,000. The company also repaid $21,000 in borrowings in 2001. In 2002, the company made payments against short-term debt totaling $18,388 while increasing its borrowings by $20,000. Also, the company issued new preferred stock in exchange for $120,000 in cash.

CONTROLS AND PROCEDURES

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on September 30, 2002 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

NONE

ITEM 2. - CHANGES IN SECURITIES

None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) A certification of officers of Crown appears on Exhibit 99.1 filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CROWN NORTHCORP, INC.



Dated: November 14, 2002               By:    /s/  Rick L. Lewis
                                          -------------------------------------
                                                Rick L. Lewis, Vice President,
                                                Treasurer and Chief Financial
                                                Officer



                                        By:  /s/  Stephen W. Brown
                                          -------------------------------------
                                          Stephen W. Brown, Secretary


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Ronald E. Roark
------------------------------
Ronald E. Roark, Chairman
   and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Rick L. Lewis
----------------------------------
Rick L. Lewis, Vice President,
   Treasurer and Chief Financial
   Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Stephen W. Brown
------------------------------
Stephen W. Brown, Secretary
   and Corporate Counsel