Form 10KSB
period 2002-12-31
CROWN NORTHCORP INC
filed 2003-03-31
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2002

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

                                 (614) 488-1169
                             -----------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

                     Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2002 were $765,270.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

         As of February 28, 2003 the issuer had 12,060,788 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format.  Yes [ ]   No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                      INDEX

                  PART I.                                                                           PAGES
                                                                                                    -----
Item 1.           Description of Business.....................................................        1

Item 2.           Description of Property.....................................................        2

Item 3.           Legal Proceedings...........................................................        3

Item 4.           Submission of Matters to a Vote of Security Holders.........................        3

                  PART II.

Item 5.           Market for Common Equity and Related Stockholder Matters....................        3

Item 6.           Management's Discussion and Analysis........................................        4

Item 7.           Financial Statements........................................................  F-1 thru F-14

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................................       11

                  PART III.

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........................       11

Item 10.          Executive Compensation......................................................       13

Item 11.          Security Ownership of Certain Beneficial Owners
                    and Management............................................................       14

Item 12.          Certain Relationships and Related Transactions..............................       15

Item 13.          Exhibits and Reports on Form 8-K............................................       16

Item 14.          Signatures and Certifications...............................................       17

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. provides comprehensive financial services to the commercial real estate industry. Its principal businesses are third-party asset management and loan servicing.

Crown operates through its corporate headquarters in Columbus, Ohio and an office in Austin, Texas. Incorporated under Delaware law, the company was formed in 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors. At December 31, 2002, Crown had seven full-time, direct employees. Affiliates engaged in asset management employed an additional 46 people.

The company receives revenues primarily from agreements pursuant to which Crown manages commercial and multifamily real estate and loan assets for the accounts of others; services individual loans, loan portfolios and assets in securitized transactions; performs risk management services; and administers various corporate, partnership and trust interests. These management and servicing contracts may provide for Crown to receive recurring management or servicing fees, disposition fees associated with transactions and incentive fees based on the overall performance of particular assets under management.

Third-Party Asset Management. Crown manages real estate and financial assets as well as ownership interests in real estate for clients including partnerships, investment consortiums and financial institutions. Laws and regulations pertaining to federal government subsidies and tax credits significantly impact many of the assets under the company's management. Managed assets also frequently present unique financing structures or other complex issues. Clients often refer troubled assets to Crown to enhance their value through financial restructuring or repositioning in the marketplace. The company's asset management contracts are generally for indefinite terms. Over the past three years, following the decision of a major client to transfer its business to one of the client's affiliates, Crown has significantly consolidated operations while at the same time focused its asset management activities on new and emerging opportunities. Crown's present asset management business includes working with owners of interests in multifamily projects receiving government subsidies and advising entities that hold tax-exempt bonds or securitized interests in such instruments.

Loan Servicing. Crown services loans and other assets and interests related to commercial real estate. The company's customers include individual clients, investors in securitized transactions and portfolio managers and advisors. Throughout a period when it has substantially consolidated many aspects of its business, Crown has maintained highly developed servicing systems, procedures and capabilities. Its servicing operations continue to receive ratings from a nationally recognized rating agency.

CAPITALIZATION

Over the past three years, the repayment of debt and other obligations associated with prior ownership and management structures has constrained operations and significantly reduced the company's liquidity. To meet these obligations and otherwise sustain operations, Crown has relied on issuances of convertible preferred stock, primarily to affiliates of Ronald E. Roark, the company's Chairman and Chief Executive Officer. See "Item 12 - Certain Relationships and Related Transactions" below and "Note 7 - Shareholders' Equity
- to the Consolidated Financial Statements." The company's presently limited financial resources may impair its ability to obtain capital from other sources.

COMPETITIVE ENVIRONMENT

Crown faces a large number of competing providers of financial services, the great majority of which are much larger and better capitalized. On the one hand, Crown's relatively small size and modest financial resources limit the size and type of marketplace opportunities the company can pursue absent a capital partner or other business alliance. At the same time, the company is able to market benefits of its smaller size, such as highly tailored asset management, loan servicing and reporting capabilities, to particular niches in the commercial and multifamily real estate markets.

After an extended period of operational consolidation, management seeks to grow the core asset management and servicing businesses in which Crown has historically engaged. The company has significantly narrowed operating losses to the point that a modest growth in business may see the company return to operating profitability.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

Crown leases space for its corporate headquarters in Columbus, Ohio and also leases office space in Austin, Texas. See "Note 5 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Real Estate; Interests in Real Estate; Entities Primarily Engaged in Real Estate Activities . As a third-party asset manager, the company manages real estate and interests in real estate for the account of others. Generally, the company does not invest for its own account in real estate, real estate interests or in entities engaged in real estate activities. Crown periodically has made such real estate-related investments in circumstances where management believed them to be necessary and prudent to secure or retain asset management business. The company must expand its capital base and liquidity before it could consider these types of investments in the future.

Real Estate Mortgages. Crown is not originating or investing in mortgage loans for its own account. The company, in the past, has originated commercial and multifamily loans for delivery into conduit or agency programs. If Crown were to again engage in commercial real estate mortgage brokerage or banking activities, it would be to complement and support the company's core third-party asset management and loan servicing businesses.

The company from time to time has acquired the rights to service mortgage loan assets through the negotiated purchases of or successful bids for the servicing rights themselves. Until capital resources and liquidity increase, Crown does not anticipate attempting further purchases of servicing rights.

ITEM 3. - LEGAL PROCEEDINGS

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM  5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Records maintained by the National Quotation Bureau show that, for the quarter ended March 31, 2001, the high and low bid prices for the company's common stock we $.02 and $.005 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In periods subsequent to March 31, 2001, there has generally been no active public trading market for the common stock.

At March 20, 2003, there were approximately 2,600 holders of record of shares of the common stock.

During its 2002 and 2001 fiscal years, the company neither declared nor paid cash dividends or returns of capital on common shares.

Crown does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

As of March 20, 2003, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown provides financial services to holders of interests in commercial and multifamily real estate. It receives revenues for these services in the form of third-party asset management and disposition fees, loan servicing fees, interest and investment income. Revenues increased in 2002 after several years of decline. As business volumes decreased in recent years, Crown restructured operations to better align operating expenses with lower revenues. These efforts have steadily and significantly reduced losses, although the company continues to operate at a loss. Crown seeks new asset management and servicing business to further increase revenues and restore profitable operations. Crown will also consider strategic alliances, business combinations or other arrangements or transactions that would maximize the value of its core businesses and improve operating results.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as "anticipate," "believe," "has the opportunity," "seeking to," "attempting," "appear," "would," "contemplated," "believes," "in the future" or comparable language. All forward-looking statements included in this document are based on information available to the company on the date hereof, and the company assumes no obligation to update any such forward-looking statements. It is important to note that the company's actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the company's reports on Forms 10-QSB, 8-K and 10-KSB.

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown has very limited liquidity. For the company to continue to operate, it must improve its liquidity through profitable operations, increased revenues, infusions of capital, reduced expenses or other means.

- The company continues to operate at a loss. Crown's restructuring and downsizing have significantly reduced operating losses, but the company must increase revenues to eliminate these losses.

- Crown's business volumes, in management's opinion, have stabilized after an extended period of substantial decline. If business further declines, however, Crown's ability to operate will be impaired.

- The company may be able to realize substantial value from one or more transactions related to its residual interest in a securitization of tax-exempt bonds. Analyses of opportunities are ongoing. If such transactions can be consummated, they could have a beneficial impact on the company's liquidity and ability to operate. There can be no assurance, however, that such a transaction will be consummated or, if consummated, will achieve desired results.

- Crown's capital resources are very limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

- Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, Crown's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may have an adverse effect on its ability to maintain its status as a rated servicer.

OUTLOOK

Crown offers third-party asset management and loan servicing meeting the specialized needs of holders of interests in commercial and multifamily real estate. For the first time in several years, revenues in 2002 were higher than those of the preceding year. The company is encouraged by this indication that business volumes may have stabilized after an extended period of decline. Crown also believes that delinquencies in real estate financings, which have been at low levels for several years, are now beginning to increase. If this trend continues, it could lead to increased demand for the services Crown has historically provided relative to distressed commercial real estate. While Crown has substantially restructured to conduct business on lower revenues, operating losses continue, albeit at significantly lower levels than prior periods. Management is seeking sources of increased revenue to eliminate remaining losses and restore operating profitability.

Very limited liquidity and capital resources constrain the company's operations. Crown's low liquidity levels have resulted primarily from declines in revenues during prior periods, restructuring activities that settled or compromised various obligations, repayment of debt and recurring operating losses. The company's present financial condition effectively precludes its ability to attract investment capital other than those sums invested by certain directors or their affiliates. Crown's liquidity and capital will remain limited at least until the company demonstrates the ability to increase revenues and sustain profitable operations.

Crown continues to concentrate its asset management business in two primary areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds. The company manages partnership interests and assets associated with several multifamily projects receiving government subsidies and is seeking to expand this business to include additional projects and related activities. Partnerships Crown controls have securitized five tax-exempt bonds. The company retains a residual interest in the securitization and services the bonds for the trustee of the issuance. Crown is analyzing opportunities to realize value from this residual interest. The company also manages tax-exempt bonds for a financial institution and, in collaboration with a law firm and an investment banking firm, is pursuing additional opportunities in this area.

Loan servicing has been and continues to be a core business. The company's activities in this area are concentrated on loans and securitizations related to commercial real estate. Crown has recently taken steps to further upgrade its servicing systems. The company continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

Crown uses its presently limited liquid assets and capital resources to sustain its current business and to attempt to generate new asset management and servicing business. The restructuring Crown has undergone in recent years has substantially reduced operating expenses. In addition, the company has benefited from a series of capital infusions from related parties. While there are ongoing efforts to reduce expenses and obtain additional working capital, Crown's ability to continue to operate will be primarily affected by its ability to increase revenues through new business, to enter into a business combination or to align itself with a strategic partner. There can be no assurance that the efforts Crown is undertaking will lead to profitable operations or be otherwise successful.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

Total revenues from continuing operations increased $148,833 to $765,270 in 2002 from $616,437 in 2001, with the largest increases being attributable to management fees and interest income.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees increased $217,440 to $495,209 in 2002 from $277,769 in 2001. Management fees increased due to a new management contract that began in the fourth quarter of 2001 and to the addition of a new asset to an existing contract.

Loan servicing fees increased $17,761 to $114,399 in 2002 from $96,638 in 2001. This increase was primarily due to higher amortized servicing costs in 2001 arising from the sale of the servicing of a small portfolio of loans and to higher payoffs in that same year as the result of several refinances in the portfolio.

Interest income increased $4,253 to $72,423 in 2002 from $68,170 in 2001. This increase was primarily attributable to the consolidation of a previously unconsolidated entity after giving effect to significant declines in balances left on deposit as well as declines in the interest rates on those deposits. The consolidated entity increased interest income by approximately $56,000 while the decline in balances and rates decreased interest earned by approximately $52,000.

Income from partnerships and joint ventures increased $6,593 to $45,724 in 2002 from $39,131 in 2001. This increase was attributable in part to the dissolution of one of the company's joint ventures in 2002. This dissolution resulted in the recognition of $50,000 of income.

Gain on sale of servicing rights decreased to $0 in 2002 from $49,742 in 2001. In the first quarter of 2001, the company sold the servicing rights to a small loan portfolio. There was no comparable activity in 2002.

Other income decreased $47,472 to $37,515 in 2002 from $84,987 in 2001. The decrease was attributable to several one-time transactions occurring in 2001, the largest of which was the receipt of $63,500 for services rendered in connection with sale of an apartment project.

Operating and administrative expense changes were as follows:

                                    2002          2001          $ Change        % Change
                                    ----          ----          --------        --------
Personnel                        $  549,774     $  632,239      ($ 82,465)         (13)
Insurance, Professional and      $  331,989     $  455,952      ($123,963)         (27)
         Other
Occupancy                        $   78,868     $  156,246      ($ 77,378)         (50)
Amortization and                 $  148,217     $  249,587      ($101,370)         (41)
         Depreciation
Minority Interest                $    5,999     $        0       $  5,999
Total                            $1,114,847     $1,494,024      ($379,177)         (25)

Personnel expenses decreased approximately $82,465 to $549,774 in 2002 from $632,239 in 2001. Decreases in personnel expenses were primarily due to reductions in staff.

Insurance, professional and other costs decreased by $123,963 to $331,989 in 2002 from $455,952 in 2001. This decrease was primarily attributable to the establishment of a $50,000 legal expense reserve in 2001. Contributing to the expense reductions in 2002 were a decline in audit and accounting fees of approximately $28,000 and a decline in corporate insurance of approximately $21,000. Reduced rating agency costs and a general decline in other operating expenses represented the remaining decline in costs.

Occupancy cost decreased $77,378 to $78,868 in 2002 from $156,246 in 2002. The decrease was primarily attributable to the settlement of equipment leases in 2001 as well as the final settlement in that year of leases for the closed offices in Dallas and Atlanta.

Amortization and depreciation decreased $101,370 to $148,217 in 2002 from $249,587 in 2001. The decrease was partially due to the write-off of capitalized software costs in 2001 and to the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

Minority interest in earnings of subsidiary was $5,999 in 2002. This was the result of accounting adjustments outlined in Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements and reflect the portion of a partnership's current earnings owned by non-affiliates.

Interest expense decreased $38,025 to $8,265 in 2002 from $46,290 in 2001. The decrease is due to a reduction of debt through its conversion to preferred stock.

Other comprehensive income was $50,284 in 2002. As discussed in Note 1 - Business Description and Significant Accounting Policies - to the Consolidated Financial Statements, comprehensive income represents the accreting portion of a residual interest in a securitization of tax-exempt bonds.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $686 to $17,332 in 2002 from $18,018 in 2001. Crown presently has no bank credit facilities. It seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Crown continues to incur operating cash deficits and is funding those deficits using cash resources on hand. For the foreseeable future, the company anticipates funding operating needs through a combination of operating cash, loans from affiliates and funds received from any additional issuances of preferred stock. The company also believes it may be able to generate substantial cash for operating needs if one or more contemplated transactions involving Crown's residual interest in a securitization of tax-exempt bonds can be consummated. Crown continues to attempt to address operating deficits by developing new sources of revenue, expanding revenues from its existing client base and reducing operating expenses. Additionally, the company continues to seek new capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash decreased $686 in 2002 compared to a $109,909 decline in 2001. The 2001 decrease was primarily the result of ongoing operating losses and the repayment of debt. This decrease was offset both by the issuance of convertible preferred stock and through borrowings.

Cash flows from operating activities required the use of $198,437 in 2002. Operating activities used $873,244 in 2001.

Investing activities used cash of $4,952 in 2002. Similar activities provided $188,335 in 2001. The decrease in 2002 was due primarily to the reduction of the restricted cash reserve account. See "Note 2 - Discontinued Operations and Dispositions - to the Consolidated Financial Statements." The 2001 amount was attributable to distributions from partnerships and joint ventures and to the sale of servicing rights.

Financing activities provided $202,703 in cash in 2002. In 2001, financing activities provided $575,000 of cash. The sources of cash in 2002 were primarily borrowings of $115,000 and $120,000 from the issuance of Series II Convertible Preferred Stock. These sources were partially offset by $32,297 in principal payments on notes payable. The source of funds in 2001 included $211,000 in borrowings and $350,000 from the issuance of Series DD and HH Convertible Preferred Stock. These sources were partially offset by $36,250 in repayments of debt.

CONTROLS AND PROCEDURES

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on February 28, 2003 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

                         ITEM 7. - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                Page
                                                                ----
Independent Auditors' Report ................................   F-1

Consolidated Balance Sheets, December 31, 2002 and 2001 .....   F-2

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001 ................................   F-3

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 2002 and 2001 .........................   F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001 ...............................   F-5

Notes to Consolidated Financial Statements for the years
   ended December 31, 2002 and 2001 .........................   F-6

                          INDEPENDENT AUDITORS' REPORT


To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SCHOONOVER BOYER + ASSOCIATES


March 19, 2003
Columbus, Ohio


       383 North Front Street/Columbus, Ohio 43215/Telephone 614/888-8000
                Facsimile 614/888-8634/ www.SchoonoverBoyer.com

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS                                                                             2002           2001
                                                                               -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    17,332    $    18,018
  Accounts receivable                                                               34,582         52,523
  Prepaid expenses and other assets                                                 73,718         56,112
                                                                               -----------    -----------

            Total current assets                                                   125,632        126,653

PROPERTY AND EQUIPMENT - Net                                                        17,709         61,115

RESTRICTED CASH                                                                    257,490        517,182

GOODWILL - net of accumulated amotization of $388,865 in 2001                         --           52,413

OTHER ASSETS
  Investment in partnerships and joint ventures                                       --           58,307
  Other investments                                                                742,381        529,329
  Loan servicing rights- net of accumulated amortization of $160,365 in 2002       583,710        618,733
     and $141,829 in 2001
  Capitalized software cost - net of accumulated amortization of $152,937 ..       131,390        185,475
     in 2002 and $142,946 in 2001
  Deposits                                                                           7,466          3,316
                                                                               -----------    -----------

            Total other assets                                                   1,464,947      1,395,160
                                                                               -----------    -----------

TOTAL                                                                          $ 1,865,778    $ 2,152,523
                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                                      $    31,237    $    20,000
  Accounts payable                                                                 117,313        206,418
  Deferred revenue                                                                    --            2,739
  Accrued expenses:
    Interest                                                                         4,769            201
    Other                                                                           46,546         52,516
                                                                               -----------    -----------

            Total current liabilities                                              199,865        281,874

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                   190,463         65,000
  Allowance for loan losses & other                                                235,979        500,000
                                                                               -----------    -----------

            Total long-term obligations                                            426,442        565,000

MINORITY INTEREST                                                                   90,154

SHAREHOLDERS' EQUITY:
  Common stock                                                                      40,949         35,749
  Additional paid-in capital                                                     8,924,278      8,757,478
  Accumulated comprehensive income                                                 113,305
  Accumulated deficit                                                           (7,862,162)    (7,420,525)
  Treasury stock, at cost                                                          (67,053)       (67,053)
                                                                               -----------    -----------

            Total shareholders' equity                                           1,149,317      1,305,649
                                                                               -----------    -----------

TOTAL                                                                          $ 1,865,778    $ 2,152,523
                                                                               ===========    ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               2002            2001
                                                          ------------    ------------
REVENUES:
  Management fees                                         $    495,209    $    277,769
  Loan servicing fees, net                                     114,399          96,638
  Interest income                                               72,423          68,170
  Income from partnerships and joint ventures                   45,724          39,131
  Gain on sale of servicing rights                                --            49,742
  Other                                                         37,515          84,987
                                                          ------------    ------------
            Total revenues                                     765,270         616,437
                                                          ------------    ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                    549,774         632,239
  Insurance, professional and other                            331,989         455,952
  Occupancy                                                     78,868         156,246
  Depreciation and amortization                                148,217         249,587
  Minority interest in earnings of subsidiary                    5,999            --
                                                          ------------    ------------
            Total operating and administrative expenses      1,114,847       1,494,024
                                                          ------------    ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST EXPENSE                                      (349,577)       (877,587)

INTEREST EXPENSE                                                 8,265          46,290
                                                          ------------    ------------

NET LOSS                                                      (357,842)       (923,877)

OTHER COMPREHENSIVE INCOME
 Unrealized Gain                                                50,284            --
                                                          ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                   (307,558)       (923,877)
                                                          ============    ============

LOSS PER SHARE - BASIC AND DILUTED                               (0.03)          (0.08)
                                                          ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                         11,679,929      11,054,381
                                                          ============    ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                     Convertible Preferred Stock
                                                          Common Stock             Series CC              Series DD
                                                      Shares                  Shares                 Shares
                                                      Issued       Amount     Issued    Amount       Issued      Amount

BALANCE, DECEMBER 31, 2000                          11,452,851      30,449        1

              Net loss
              Issuance of common stock                 770,000       5,300
              Issuance of preferred stock                                                                1

                                                    -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                          12,222,851      35,749        1        --            1           --

              Net loss
              Accumulated comprehensive income
              Cumulative effect on prior earnings
                due to accounting change
              Issuance of common stock                 520,000       5,200
              Issuance of preferred stock

                                                    -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          12,742,851      40,949        1        --            1           --
                                                    =======================================================================

                                                                                       Convertible Preferred Stock
                                                          Series EE                Series FF                Series GG
                                                      Shares                   Shares                   Shares
                                                      Issued      Amount       Issued      Amount       Issued      Amount

BALANCE, DECEMBER 31, 2000

              Net loss
              Issuance of common stock
              Issuance of preferred stock                 1                         1                       1

                                                  -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                1           --             1         --           1          --

              Net loss
              Accumulated comprehensive income
              Cumulative effect on prior earnings
                due to accounting change
              Issuance of common stock
              Issuance of preferred stock

                                                  -----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                1           --             1         --           1          --
                                                  =============================================================================


                                                        Series HH                Series II            Additional
                                                    Shares                   Shares                   Paid-In        Accumulated
                                                    Issued      Amount       Issued      Amount       Capital        Deficit

BALANCE, DECEMBER 31, 2000                                                                           7,662,078       (6,496,648)

              Net loss                                                                                                 (923,877)
              Issuance of common stock                                                                  59,700
              Issuance of preferred stock               15                                           1,035,700

                                                  ---------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                              15          --          12          --       8,757,478       (7,420,525)

              Net loss                                                                                                 (357,842)
              Accumulated comprehensive income                                                                          113,305
              Cumulative effect on prior earnings
                due to accounting change                                                                                (83,795)
              Issuance of common stock                                                                  46,800
              Issuance of preferred stock                                                              120,000

                                                  ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                              15          --          12          --       8,924,278       (7,748,857)
                                                  =================================================================================


                                                                                   Total
                                                          Treasury Stock           Shareholders'
                                                       Shares        Amount        Equity

BALANCE, DECEMBER 31, 2000                            (682,073)     (67,053)      1,128,826

              Net loss                                                             (923,877)
              Issuance of common stock                                               65,000
              Issuance of preferred stock                                         1,035,700

                                                   ----------------------------------------------

BALANCE, DECEMBER 31, 2001                            (682,073)      (67,053)     1,305,649

              Net loss                                                             (357,842)
              Accumulated comprehensive income                                      113,305
              Cumulative effect on prior earnings
                due to accounting change                                            (83,795)
              Issuance of common stock                                               52,000
              Issuance of preferred stock                                           120,000

                                                   ----------------------------------------------
BALANCE, DECEMBER 31, 2002                            (682,073)      (67,053)     1,149,317
                                                   ==============================================

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002         2001
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(357,842)   $(923,877)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 183,238      235,930
    Equity in income from investment in partnerships and joint ventures           (45,724)     (57,131)
    (Gain) loss on disposal of equipment                                            2,806       (2,362)
    Gain on sale of acquired servicing                                               --        (49,742)
    Minority interest in earnings                                                   5,999       94,520
    Deferred revenue                                                               (2,739)       2,739
    Payment of board of directors' fees by the issuance of common stock            52,000       65,000
    Change in operating assets and liabilities:
      Accounts receivable                                                          17,941       52,973
      Prepaid expenses and other assets                                           (17,606)         284
      Accounts payable and accrued expenses                                       (36,510)    (291,578)
                                                                                ---------    ---------

            Net cash used in operating activities                                (198,437)    (873,244)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (1,115)      (7,174)
  Distributions from partnerships and joint ventures                                 --        104,959
  Distributions from D-Certificate                                                  4,642
  Decrease (increase) in restricted cash                                          259,692      (17,182)
  Decrease in loan loss reserve                                                  (264,021)
  Sale of acquired servicing                                                         --         99,286
  Deposits                                                                         (4,150)       8,446
                                                                                ---------    ---------

            Net cash provided by (used in) investing activities                    (4,952)     188,335
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                     115,000      211,000
  Notes payable for lease cancellation                                             10,000
  Notes payable for board of director fee                                           5,250
  Notes payable for legal settlement                                               35,000
  Principal payments on notes payable                                             (32,297)     (36,250)
  Issuance of  preferred stock                                                    120,000      350,000
                                                                                ---------    ---------

            Net cash provided by (used in)  financing activities                  202,703      575,000
                                                                                ---------    ---------

NET DECREASE IN CASH DURING THE PERIOD                                               (686)    (109,909)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   18,018      127,927
                                                                                ---------    ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  17,332    $  18,018
                                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                      $   3,698    $  49,288
    Preferred stock issued in settlement of notes payable                       $    --      $ 650,000
    Preferred stock issued in settlement accrued interest on notes payable      $    --      $  35,700
    Notes payable for settlement of general payables                            $  53,997    $       0

See notes to condensed consolidated financial statements

CROWN NORTHCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1.    BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Crown NorthCorp and its majority-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

      BUSINESS DESCRIPTION - The Company is a financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests. Assets managed are located throughout the United States and include commercial and residential real estate, performing and nonperforming real estate and commercial loans, partnership investments and other miscellaneous assets.

      LOSS FROM OPERATIONS - The Company incurred a net loss from continuing operations of approximately $308,000 and $924,000 in 2002 and 2001, respectively. In addition, current liabilities exceeded current assets by $74,233 at December 31, 2002 and by $155,221 at December 31, 2001. Should losses continue to occur, the Company will continue to have difficulty satisfying liabilities as they come due. In May 2001, the Company issued Series DD Convertible Preferred Stock to the Chief Executive Officer ("CEO") of the Company in exchange for $200,000 cash. Also in September 2001 the Company issued Series GG Convertible Preferred Stock to the CEO in exchange for $140,000 cash. In addition to the $340,000 in cash generated by the issuance of Series DD and GG Convertible Preferred Stock, the Company has issued preferred stock, as discussed in Note 4, to reduce current liabilities by approximately $559,000. Also, in September 2001, the Company entered into a stock subscription agreement with the CEO of the Company, to purchase up to 15 shares of Series HH Convertible Preferred Stock for $10,000 per share. All 15 shares were purchased for $150,000 cash. In March 2002, the Company entered into a stock subscription agreement with the CEO of the Company to purchase up to 12 shares of Series II Convertible Preferred Stock for $10,000 per share. As of December 31, 2002, all 12 shares had been purchased for $120,000 cash. Additionally, management has taken actions to reduce the size of the Company, simplify its capital structure and increase its core business units.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

      DEPRECIATION - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to forty years.

      GOODWILL - The excess purchase price over the fair value of identifiable assets acquired is recorded as goodwill in the accompanying financial statements. Goodwill was amortized over its estimated life of 4 to10 years using the straight-line method and was completely amortized during 2002. At each balance sheet date, a determination is made by management whether goodwill has been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows and other operating factors. At December 31, 2002 and 2001, no impairment is indicated.

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

      OTHER INVESTMENTS

      During the first quarter of 2002 the Company made adjustments to its books to give effect to two changes in accounting method. The first adjustment was to consolidate a previously unconsolidated entity, CRS Bond Portfolio, L.P. ("CRS I"). CRS I is owned 50% by two Crown subsidiaries and 50% by an unrelated entity. One of the Crown entities is also CRS I's managing general partner. Since the Crown entities can be deemed to control CRS I it is appropriate that the financial statements of CRS I be consolidated into the financial statements of Crown NorthCorp. The adjustments made in the first quarter of 2002 to reflect this consolidation were an increase in cash of $907, an increase in the investment account of $77,136 and an increase in minority interest liability of $87,084.

      The second adjustment was to change the method by which subsidiaries of Crown NorthCorp account for their investment in CRS I and CRS Bond Portfolio II L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II, a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects ("Other investments"), have led management to view the investment as having two components: an amortizing semi-annual cash flow portion and an accreting real estate portion. The Company is now accounting for the cash flow component using the effective interest method as required by EITF 99-20. Management's estimate of the value of the accreting portion of the investment is $4,525,000, discounted to present value. The increase in the accreting portion of the investment will be reflected in comprehensive income in accordance with SFAS 130. The accounting entries to reflect these adjustments resulted in an increase in comprehensive income of $63,020 and a decrease in retained earnings of $83,795.

      RESERVE FOR LOAN LOSSES - The Company established an allowance for loan losses to provide for estimated losses in the acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (see
      Note 2). At that time, a reserve balance was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. Charges against the reserve in 2002 were $264,021.

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

      LOSS PER COMMON SHARE - As the Company incurred net losses in 2002 and 2001, there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share".

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

      RECENTLY ISSUED ACCOUNTING STANDARD - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and required adoption beginning January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and to measure such instruments at fair value. The adoption of this statement has not materially impacted the Company's financial position, results of operations or cash flows.

      SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142, which for the Company was January 1, 2002. The adoption of this standard did not materially impact the Company's financial position, results of operations or cash flows.

      RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.    DISCONTINUED OPERATIONS AND DISPOSITIONS

      In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program (DUS). Pursuant to the sale agreement, $500,000 was retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds are to be held in an escrow account until all of the mortgage loans have been paid off. During 2002, the purchaser incurred losses in the portfolio of $264,021.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2002 and 2001:

                                                   2002         2001

                Furniture and equipment         $ 513,005    $ 577,990
                Less accumulated depreciation    (495,296)    (516,875)
                                                ---------    ---------

                Property and equipment - net    $  17,709    $  61,115
                                                =========    =========

4.    NOTES AND BONDS PAYABLE

      Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                                   2002       2001

               Promissory Note, 6% interst, principal and
                 accrued interest payable September 27, 2004                     $167,245   $ 50,000
               Promissory Note, 6% interst, payable in monthly
                 installments of $1,514 including interest until April 1, 2005   $ 39,455
               Promissory Note, 6% interst, payable in quarterly
                 installments of $5,000 plus interest until September 30, 2003   $ 15,000   $ 35,000
                                                                                 --------   --------

               Total                                                              221,700     85,000
               Less current portion                                                31,237     20,000
                                                                                 --------   --------
               Long-term debt                                                    $190,463   $ 65,000
                                                                                 ========   ========

      At December 31, 2002 and 2001, the fair value of the Company's long-term debt approximates its recorded value, based on current market interest rates and remaining maturities. In addition, in May 2001 the Company issued Series EE Convertible Preferred Stock to a board member and shareholder in exchange for paying the $200,000 note due December 22, 2000 and accrued interest of $9,896. In September 2001 the Company issued to an affiliate of the CEO, Series FF Convertible

      Preferred Stock in the stated amount of $320,152 in consideration of the holder assuming the Company's obligation under the $310,000 promissory note plus unpaid accrued interest (approximately $40,000 at December 31, 2000).

5.    LEASES

      The Company, in its operations, leases office facilities. All leases in effect at December 31, 2002, which expire on various dates through 2003, have been classified as operating leases. Rent expense was approximately $52,000 and $113,000 in 2002 and 2001, respectively.

      The future minimum operating lease payments as of December 31, 2002 are as follows:


                                                      OFFICES
               Year ending December 31:

               2003                                   $56,172
                                                      -------

               Total                                  $56,172
                                                      =======


6.    RELATED PARTY TRANSACTIONS

      The Company conducts certain of its operations through various joint ventures and other partnership forms. Included in the Company's revenues for 2002 and 2001 are equity in income of related companies of approximately $46,000 and $39,000, respectively. Payments to members of the Board of Directors were made in the form of common stock issuances totaling $52,000 and $65,000 in 2002 and 2001, respectively.

      Since January 2001, the Company has performed asset management activities for the parties holding ownership interests in several multifamily projects. The Company's CEO, or an affiliate of his, has partnership interests in substantially all of the projects for which the Company presently performs services.

7.    SHAREHOLDERS' EQUITY

      At December 31, 2002 and 2001, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized shares of preferred stock.


      In 1998, the Company issued to various employees warrants to purchase 100,000 shares of Common Stock at $0.63 per share until December 31, 2003. At December 31, 2002 and 2001, 75,000 of these warrants remained exercisable.



      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 25,000 shares of common stock at $1.44 per share. As of December 31, 2002 and 2001 there are 25,000 exercisable warrants which expire November 30, 2003.


      During 1998, the Company issued warrants to an employee entitling the holder to purchase up to 50,000 shares of common stock at $2 per share. The warrants vest annually and expire December 1, 2003. Any unvested shares at the date of a change in control of the Company vest immediately. During 1999 the Company issued additional warrants entitling the holder to purchase up to 25,000 shares of common stock at $1.3125 per share. During 2000 the Company issued additional warrants entitling the holder to purchase up to 265,000 shares of common stock at $.07 per share. These warrants were part of an agreement that required the individual to give up the rights to the warrants issued in 1998 and 1999. At December 31, 2002 and 2001, the number of exercisable warrants was 265,000.

      During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase up to 225,000 shares of common stock at $.07 per share.

      In September 2000, the Company issued one share of Series CC Convertible Preferred Stock (the "Series CC Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for $500,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $500,000 per share of Series CC Preferred, plus unpaid cumulative dividends. The share of Series CC Preferred is convertible, at the option of the holder into 5,000,000 shares of common stock through September 15, 2005. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $67,500 and $37,500 respectively.

      In May 2001, the Company issued one share of Series DD Convertible Preferred Stock (the "Series DD Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for $200,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $200,000 per share of Series DD Preferred, plus unpaid cumulative dividends. The share of Series DD Preferred is convertible, at the option of the holder, into 2,000,000 shares of common stock through May 23, 2006. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $20,000 and $8,000 respectively.

      In May 2001, the Company issued one share of Series EE Convertible Preferred Stock (the "Series EE Preferred"), with a par value of $.01 per share, to a director of the Company in consideration for payment on behalf of the Company, and pursuant to the director's guaranty, of a $200,000 promissory note. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $209,896 per share of Series EE Preferred, plus unpaid cumulative dividends. The share of Series EE Preferred is convertible, at the option of the holder, into 2,009,896 shares of common stock through May 23, 2006. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $20,990 and $8,396 respectively.

      In September 2001, the Company issued one share of Series FF Convertible Preferred Stock (the "Series FF Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company in consideration for that company's assumption of a certain promissory note payable by the company in the amount of $320,152 (plus accrued interest) and the release of the Company from that obligation. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $335,803 per share of Series FF Preferred, plus unpaid cumulative dividends. The share of Series FF Preferred is convertible, at the option of the holder, into 3,358,037 shares of common stock through September 20, 2006. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $26,864 and $6,716 respectively.

      In September 2001, the Company issued one share of Series GG Convertible Preferred Stock (the "Series GG Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the

      Company For $140,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $140,000 per share of Series GG Preferred, plus unpaid cumulative dividends. The share of Series GG Preferred is convertible, at the option of the holder, into 1,400,000 shares of common stock through September 20, 2006. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $11,200 and $2,800 respectively.


      Pursuant to a stock subscription agreement executed in September 2001, the Company issued a total of 15 shares of Series HH Convertible Preferred Stock (the "Series HH Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for a total of $150,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $10,000 per share of Series HH Preferred, plus unpaid cumulative dividends. Each share of Series HH Preferred is convertible, at the option of the holder, into 100,000 shares of common stock through September 20,2006. Undeclared and unpaid cumulative dividends at December 31, 2002 and 2001 are $12,000 and $3,000.


      Pursuant to a stock subscription agreement executed in May 2002, the Company issued a total of 12 shares of Series II Convertible Preferred Stock ( the "Series II Preferred"), with a par value of $.01 per share, to a company owned by the CEO of the Company for a total of $120,000 cash. The shareholder is entitled to cumulative quarterly cash dividends at the rate of 6% per annum on the liquidation preference. The liquidation preference is $10,000 per share of Series II Preferred, plus unpaid cumulative dividends. Each share of Series II Preferred is convertible, at the option of the holder, into 333,333 shares of common stock through December 31, 2007. Undeclared and unpaid cumulative dividends at December 31, 2002 are $7,200.




      A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 100,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2002.

      The Company utilizes Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock options and warrants. Application of this accounting policy would have had a negligible effect on the accompanying financial statements for 2002 and 2001.


8.    BENEFIT PLANS

      The Company sponsors a defined contribution retirement plan for certain of its employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $1,812 and $2,643 in 2002 and 2001, respectively.


      The Company has a profit sharing stock retirement plan (the "Plan"). The Plan is designed to provide employees with increased ownership of the Company's stock. The number of shares allocated to the Plan is discretionary. The Plan is in the process of being dissolved. No amounts were awarded under the Plan in 2002 or 2001.

9.    INCOME TAXES


      There was no income tax expense in 2002 or 2001.

      The income tax (benefit) expense differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax earnings
      (loss) from continuing operations as follows:


                                                             2002         2001

               Income tax benefit at statutory rate     $(121,666)   $(314,118)
               Non-deductible amortization                (13,309)      19,744
               Non-deductible meals and entertainment         103           90
               Valuation allowance                        134,707      298,971
               Other - net                                    165       (4,687)
                                                        ---------    ---------

               Total income tax benefit                 $       0    $       0
                                                        =========    =========

      The Company has approximately $7,760,300 of operating loss carryforwards available at December 31, 2002 which expire in varying amounts from 2011 through 2020.

      At December 31, 2002 and 2001 the Company had recorded a net deferred tax asset as follows:

                                                      2002           2001

               Assets:
               Long-term:
                 Goodwill                           66,868         75,851
                 Loss carryforward               2,638,498      2,503,790
                 Valuation allowance            (2,573,021)    (2,476,037)
                                               -----------    -----------

                           Total assets            132,345        103,604
                                               -----------    -----------

               Liabilities - long-term:
                 Software amortization             (41,042)       (32,100)
                 Deferred loan servicing           (91,303)       (71,504)
                                               -----------    -----------

                           Total liabilities      (132,345)      (103,604)
                                               -----------    -----------


               Net deferred tax asset          $         0    $         0
                                               ===========    ===========

10.   CONTINGENCIES

      The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial statements of the Company.

11.   MORTGAGE SERVICING FOR OTHERS

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $82 million and $88 million at December 31, 2002 and 2001, respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheets, were approximately $1.1 million and $1.7 million at December 31, 2002 and 2001, respectively.

      Cumulative amortization of mortgage servicing rights was $160,365 and $141,829 in 2002 and 2001, respectively.

12.   SEGMENT INFORMATION

      The Company presently operates in one segment as determined in accordance with SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information".

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crown has engaged the firm of Schoonover Boyer + Associates to serve as the registrant's new independent accountant for the purpose of auditing Crown's financial statements for the years ended December 31, 2002 and 2001.

The firm of Deloitte & Touche LLP formerly served as the company's independent accountant. That firm's reports on the registrant's financial statements for years prior to 2001 contained no adverse opinions or disclaimers of opinion; these reports were not modified as to uncertainty, audit scope or accounting principles. The registrant had no resolved or unresolved disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure. In 2002, the Audit Committee of the Board of Directors of Crown decided to no longer retain the Deloitte firm but rather to engage the smaller Schoonover firm as part of an overall effort to reduce the company's operating costs.

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

The directors and executive officers of the company as of March 20, 2003 are as follows:

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------
Ronald E. Roark            52               Chairman, Chief Executive Officer and Director
Gordon V. Smith            70               Director
David K. Conrad            47               Director
Grace Jenkins              51               Director
Rick Lewis                 49               Vice President, Treasurer and Chief Financial Officer
Stephen W. Brown           52               Secretary

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of March 20, 2003.

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

DAVID K. CONRAD has served as a director of Crown since January 5, 2000. Mr. Conrad is a partner in the law firm of Bricker & Eckler LLP and has been affiliated with that firm since 1980. The firm provides some legal services to the company.

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

                               YEAR ENDED                                                   ALL OTHER
          NAME                DECEMBER 31           SALARY               BONUS            COMPENSATION
          ----                -----------           ------               -----            ------------
Ronald E. Roark,                  2002                $0                  $0                 $10,000
Chairman and                      2001                $0                  $0                 $10,000
CEO (1)                           2000             $200,000               $0                 $10,000


Stephen W. Brown,                 2002              $80,000               $0                   $0
Secretary and Corporate           2001              $13,333               $0                 $63,805
Counsel (2)                       2000              $54,166               $0                 $56,775



Rick Lewis, Vice                  2002              $85,500               $0                   $0
President, Treasurer and          2001              $85,500               $0                   $0
Chief Financial Officer           2000              $85,500               $0                   $0


(1) Mr. Roark has served as Chairman of the company since August 4, 1994 served as its CEO from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage premiums and disability insurance premiums on his behalf. Since June 2000, Mr. Roark has drawn no salary from the company.

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

The following table sets forth security ownership information regarding the common stock as of March 20, 2003 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                             NAME                             NUMBER OF SHARES              APPROXIMATE
                             ----                             OF COMMON STOCK             PERCENT OF CLASS
                                                              ---------------             ----------------
Ronald E. Roark (1)                                               16,082,556                    53.6%
Tucker Holding Company, Ltd. (1)                                  4,337,932                     14.4%
Royal Investments Corp. (1)                                       11,175,236                    37.3%
Chesham Enterprises Limited (2)                                   5,000,000                     16.6%
The Gordon V. and Helen C. Smith Foundation (3)                   4,331,060                     14.4%
Gordon V. Smith (3)                                               4,266,060                     14.2%
David K. Conrad (4)                                                 332,500                     1.1%
Grace Jenkins (5)                                                  425,000                      1.4%
Stephen W. Brown (6)                                                95,000                       (8)
Rick Lewis (7)                                                      3,000                        (8)
All directors and executive officers as a group                   21,183,456                    70.6%
(6 persons)

(1) The holdings attributable to Mr. Roark include: (a) 4,337,932 shares of common stock held by Tucker Holding Company, Ltd., of which Mr. Roark is the managing member; (b) one share of Series DD Preferred held by Royal Investments Corp., of which Mr. Roark is the sole stockholder and president, which is convertible into 2,000,000 shares of common stock;
         (c) one share of Series FF Preferred held by Royal which is convertible into 3,358,037 shares of common stock; (d) 15 shares of Series HH Preferred held by Royal which is convertible into 1,500,000 shares of common stock; (e) 12 shares of Series II Preferred held by Royal which is convertible into 4,000,000 shares of common stock; (f) 528,128 shares held by Royal, as trustee; (g) 395,600 shares held by Mr. Roark personally; (h) 4,600 shares held by his wife and (i) 17,200 shares held by Royal. The mailing address for Tucker and Royal is P.O. Box 550, Columbus, Ohio 43216.

(2) Represents ownership of one share of Series CC Preferred, which is convertible into 5,000,000 shares of common stock. The mailing address for Chesham is Anson Court, La Route des Camps, St. Martins, Guernsey, Channel Islands GY1 3LS.

(3) The mailing address for The Gordon V. and Helen C. Smith Foundation and Mr. Smith is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith holds 1,693,423 shares of common stock and one share of Series EE Preferred, which is convertible into 2,098,960 shares of common stock. The Smith Foundation holds 538,677 shares of common stock. Mr. Smith, as president of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(4) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215.

(5) Represents ownership of 160,000 shares of common stock and warrants to acquire 265,000 shares of common stock at $.07 per share.

(6) Represents warrants to acquire 85,000 shares of common stock at $.07 per share and to acquire 10,000 shares of common stock at $.63 per share.

(7) Represents warrants to acquire 3,000 shares of common stock at $.63 per share.

(8)      Less than 1%.

ITEM  12.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has issued the following series of convertible preferred stock to affiliates of Mr. Roark: one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 12 shares of Series II Convertible Preferred Stock in exchange for $120,000 cash. See "Note 7 - Shareholders' Equity - to the Consolidated Financial Statements."

In consideration of payment of Crown's obligations under a certain promissory note pursuant to a personal guarantee, in May 2001, the company issued to Mr. Smith one share of Series EE Convertible Preferred Stock. See "Note 7 - Shareholders' Equity - to the Consolidated Financial Statements."

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

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit                                              Method of Filing
------   -------                                              ----------------

3.3      Restated Certificate of Incorporation                Incorporated by reference to
                                                              Crown NorthCorp, Inc.'s Form 10-KSB
                                                              filed March 31, 2000.

3.4      Bylaws                                               Incorporated by reference to
                                                              Crown NorthCorp, Inc.'s Form 10-KSB
                                                              filed March 31, 2000.

21.7     Subsidiaries of Crown NorthCorp, Inc.                Filed herewith.

99.2     Certification of officers of Crown                   Filed herewith.


b)       Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2003             Crown NorthCorp, Inc.


                                    By:      /s/ Ronald E. Roark
                                       ----------------------------------------
                                             Ronald E. Roark, Chairman
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 27, 2003             By:     /s/ Ronald E. Roark
                                       ----------------------------------------
                                            Ronald E. Roark, Chairman and
                                             Chief Executive Officer
                                            (Principal Executive Officer)


Date:    March 27, 2003             By:     /s/ Rick L. Lewis
                                       ----------------------------------------
                                            Rick L. Lewis, Vice President,
                                             Treasurer and Chief Financial
                                             Officer
                                            (Principal Accounting Officer)


Date:    March 27, 2003             By:     /s/ Stephen W. Brown
                                       ----------------------------------------
                                            Stephen W. Brown, Secretary


Date:    March 27, 2003             By:     /s/ David K. Conrad
                                       ----------------------------------------
                                            David K. Conrad, Director


Date:    March 27, 2003             By:     /s/ Gordon V. Smith
                                       ----------------------------------------
                                            Gordon V. Smith, Director


Date:    March 27, 2003             By:     /s/ Grace Jenkins
                                       ----------------------------------------
                                            Grace Jenkins, Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


__/s/ Ronald E. Roark_________
Ronald E. Roark, Chairman
  and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


_/s/ Rick L. Lewis____________
Rick L. Lewis, Vice President,
  Treasurer and Chief Financial
  Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


__/s/ Stephen W. Brown______
Stephen W. Brown, Secretary
   and Corporate Counsel

                                INDEX TO EXHIBITS

3.3      Restated Certificate of Incorporation. (1)
3.4      Bylaws. (1)
21.7     Subsidiaries of Crown NorthCorp, Inc. (2)
99.2     Certification of officers of Crown (2)

--------------------------------------------
(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.
(2)      Filed herewith.