Form 10QSB
period 2003-03-31
CROWN NORTHCORP INC
filed 2003-05-20
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003
                                                 --------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of May 12, 2003, the issuer had 12,060,788 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one). Yes   No X
                                                                       --    --

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX

                  PART I                                                                PAGES
                                                                                        -----
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2003
           and December 31, 2002 .......................................................  1

           Condensed Consolidated Statements of Operations for the
           first quarter and the three months ended March 31, 2003 and 2002 ............  2

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and 2002...................................  3

           Notes to Condensed Consolidated Financial Statements-
           March 31, 2003 and 2002......................................................  4

Item 2.    Management's Discussion and Analysis.........................................  6

                  PART II

Item 1.    Legal Proceeding............................................................. 10

Item 2.    Changes in  Securities....................................................... 10

Item 3.    Defaults Upon Senior Securities.............................................. 10

Item 4.    Submission of Matters to a Vote of Security Holders.......................... 10

Item 5.    Other Information............................................................ 10

Item 6.    Exhibits and Reports on Form 8-K............................................. 11

           (a)    Exhibits ............................................................. 11

           (b)    Reports on Form 8-K................................................... 11

Signatures and Certifications........................................................... 12


CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
-------------------------------------------------------------------------------

                                                            Unaudited
ASSETS                                                        2003                  2002
                                                              ----                  ----
CURRENT ASSETS:
  Cash and cash equivalents                               $     8,187           $    17,332
  Accounts receivable                                          66,843                34,582
  Prepaid expenses and other assets                            50,720                73,718
                                                          -----------           -----------

            Total current assets                              125,750               125,632

PROPERTY AND EQUIPMENT - Net                                   13,106                17,709

RESTRICTED CASH                                               257,490               257,490

GOODWILL - Net                                                   --                    --

OTHER ASSETS
  Investment in partnerships and joint ventures                  --                    --
  Other investments                                           742,381               742,381
  Loan servicing rights- net                                  575,044               583,710
  Capitalized software cost - net                             120,493               131,390
  Deposits                                                      7,466                 7,466
                                                          -----------           -----------

            Total other assets                              1,445,384             1,464,947
                                                          -----------           -----------

TOTAL                                                     $ 1,841,730           $ 1,865,778
                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                      32,811                31,237
  Accounts payable                                            117,490               117,313
  Deferred revenue                                               --                    --
  Accrued expenses:
    Interest                                                    7,756                 4,769
   Other                                                       78,994                46,546
                                                          -----------           -----------

            Total current liabilities                         237,051               199,865

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion              236,120               190,463
  Allowance for loan losses & other                           235,979               235,979
                                                          -----------           -----------
            Total long-term obligations                       472,099               426,442

MINORITY INTEREST                                              93,532                90,154

SHAREHOLDERS' EQUITY:
  Common stock                                                 40,949                40,949
  Convertible preferred stock                                    --                    --
  Additional paid-in capital                                8,924,278             8,924,278
  Accumulated comprehensive income                            113,305               113,305
  Accumulated deficit                                      (7,972,431)           (7,862,162)
  Treasury stock, at cost                                     (67,053)              (67,053)
                                                          -----------           -----------

            Total shareholders' equity                      1,039,048             1,149,317
                                                          -----------           -----------

TOTAL                                                     $ 1,841,730           $ 1,865,778
                                                          ===========           ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
------------------------------------------------------------------------------

                                                            2003                  2002
                                                            ----                  ----
REVENUES:
  Management fees                                      $    120,975           $    120,493
  Servicing fees, net                                        28,191                 28,951
  Interest income                                            13,439                 17,688
  Other                                                       2,950                 15,881
                                                       ------------           ------------
            Total revenues                                  165,555                183,013
                                                       ------------           ------------

EXPENSES:
  Personnel                                                 142,699                135,840
  Occupancy, insurance and other                            112,033                 88,332
  Interest                                                    4,075                  1,570
  Minority interest in earnings of subsidiary                 1,518                  1,970
  Depreciation and amortization                              15,499                 45,101
                                                       ------------           ------------
            Total expenses                                  275,824                272,813
                                                       ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (110,269)               (89,800)

INCOME TAX (BENEFIT)                                           --                     --
                                                       ------------           ------------

NET INCOME (LOSS)                                      $   (110,269)          $    (89,800)
                                                       ============           ============


LOSS PER SHARE - BASIC AND DILUTED                     $      (0.01)          $      (0.01)
                                                       ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      12,000,778             11,540,778
                                                       ============           ============

 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 2003 AND 2002
------------------------------------------------------------------------------

                                                                                                         2003            2002
                                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                   $(110,269)      $ (89,800)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                        24,166          54,871
    Note payable for settlement of general payables                                                        --            49,752
    Minority interest in earnings                                                                          --              --
    Equity in income from investment in partnerships and joint ventures                                    --              --
    Effect on cumulative earnings due to accounting changes (see note 2 to financial statements)           --           (86,935)
    Comprehensive Income                                                                                   --            63,020
    Investments                                                                                            --           (57,063)
    Minority interest                                                                                     3,378          87,084
    Change in operating assets and liabilities:
      Accounts receivable                                                                               (32,261)         (5,641)
      Prepaid expenses and other assets                                                                  22,998          23,795
      Accounts payable and accrued expenses                                                              35,612        (115,333)
                                                                                                      ---------       ---------

            Net cash used in operating activities                                                       (56,376)        (76,250)
                                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                       --            (1,101)
  Investment in partnership and joint venture                                                              --              --
  Other investments                                                                                        --              --
  Sale of acquired servicing                                                                               --              --
  Increase in goodwill                                                                                     --              --
  Deposits                                                                                                 --            (4,150)
                                                                                                      ---------       ---------

            Net cash used in investing activities                                                          --            (5,251)
                                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                            51,200            --
  Principal payments on notes payable                                                                    (3,969)         (5,000)
  Issuance of Series II preferred stock                                                                    --            80,000
  Increase in additional paid-in capital                                                                   --              --
  Decrease in long term contract receivable                                                                --              --
                                                                                                      ---------       ---------

            Net cash provided (used) by financing activities                                             47,231          75,000
                                                                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                                                       (9,145)         (6,501)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                        17,332          18,018
                                                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                           $   8,187       $  11,517
                                                                                                      =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                               $     508       $     719
                                                                                                      =========       =========



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1.       General and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2002. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.       Accounting Changes- Other Investments

         During the first quarter of 2002, Crown made adjustments to its books to give effect to two changes in accounting method.

         The first adjustment was to consolidate a previously unconsolidated entity, CRS Bond Portfolio, L.P. ("CRS I"). CRS I is owned 50% by two Crown subsidiaries and 50 % by an unrelated entity. One of the Crown entities is also CRS I's managing general partner. Since the Crown entities can be deemed to control CRS I, it is appropriate that the financial statements of CRS I be consolidated into the financial statements of Crown NorthCorp. The adjustments to reflect this consolidation were an increase in cash of $907, an increase in the investment account of $77,136 and an increase in minority interest liability of $87,084.

         The second adjustment was to change the method by which subsidiaries of Crown NorthCorp's account for their investment in CRS I and CRS Bond Portfolio II, L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II--a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects--have led management to view the investment as having two components: an amortizing, semi-annual cash flow portion and an accreting real estate portion. The company is now accounting for the cash flow component using the effective interest method, as required by EITF 99-20. Management's original estimate of the value of the accreting portion of the investment was $4,525,000 discounted to present value. The increase in the accreting portion of the investment will be reflected in comprehensive income in accordance with SFAS 130. The accounting entries to reflect these adjustments resulted in the first quarter of 2002 in an increase in comprehensive income of $63,020 and a decrease in retained earnings of $83,795.

3.       Loss Per Common Share

         The losses per share for the three months ended March 31, 2003 and 2002 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.       Property and Equipment

         Property and equipment consists of the following at March 31, 2003 and December 31, 2002:

                                                               2003                2002
                                                               ----                ----
         Property and equipment                             $ 513,005            $ 513,005
         Less accumulated depreciation                       (499,899)            (495,296)
                                                            ---------            ---------
         Property and equipment - net                       $  13,106            $  17,709
                                                            =========            =========

5.       Preferred Stock

         The company has 1,000,000 authorized shares of preferred stock. At March 31, 2003 and December 31, 2002, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and twelve shares of Series II Convertible Preferred Stock.

6.       Contingencies

         The company may have certain contingent liabilities resulting from claims incident to the ordinary course of business. At this time, management does not believe that the probable resolution of such contingencies will materially affect the financial statements of the company.

7.       Statements of Financial Accounting Standards

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. The adoption of this standard has not impacted the company's financial position, results of operation or cash flows.

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides financial services to holders of interests in commercial and multifamily real estate. It receives revenues for these services in the form of third-party asset management and disposition fees, loan servicing fees, interest and investment income. Revenues increased in 2002 after several years of decline. As business volumes decreased in recent years, Crown restructured operations to better align operating expenses with lower revenues. These efforts have steadily and significantly reduced losses, although, through the quarter ended March 31, 2003, the company continues to operate at a loss. Crown seeks new asset management and servicing business to further increase revenues and restore profitable operations. Crown will also consider strategic alliances, business combinations or other arrangements or transactions that would maximize the value of its core businesses and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o While the company improved its liquidity through a transaction that closed in May 2003, the company, to operate successfully, must continue to improve its liquidity through profitable operations, increased revenues, infusions of capital, reduced expenses or other means.

o        The company continues to operate at a loss through March 31, 2003.
         Crown's restructuring and downsizing have significantly reduced operating losses and the company is increasing revenues to eliminate these losses.

o Crown's business volumes, in management's opinion, have stabilized after an extended period of substantial decline. If business further declines, however, Crown's ability to operate will be impaired.

o Crown's capital resources are very limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

o Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, Crown's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may have an adverse effect on its ability to maintain its status as a rated servicer.

OUTLOOK

Crown offers third-party asset management and loan servicing meeting the specialized needs of holders of interests in commercial and multifamily real estate. For the first time in several years, revenues in 2002 were higher than those of the preceding year. The company is encouraged by this indication that business volumes may have stabilized after an extended period of decline. Crown also believes that delinquencies in real estate financings, which have been at low levels for several years, are now beginning to increase. If this trend continues, it could lead to increased demand for the services Crown has historically provided relative to distressed commercial real estate. While operating losses continued through the first quarter of 2003, management anticipates that increased revenues will lead to profitable operations in the second quarter.

Very limited liquidity and capital resources have constrained the company's operations. Low liquidity levels resulted primarily from declines in revenues during prior periods, restructuring activities that settled or compromised various obligations, repayment of debt and recurring operating losses. In a transaction that closed May 12, 2003, the company is realizing substantial value from its interests in a securitization of five tax-exempt bonds as a result of the disposition of one of those bonds. This transaction will improve the company's liquidity significantly as compared to recent levels. The company's present financial condition still effectively precludes its ability to attract investment capital other than those sums invested by certain directors or their affiliates. Crown's ability to raise capital will remain limited at least until the company demonstrates the ability to increase revenues and sustain profitable operations.

Crown continues to concentrate its asset management business in two primary areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds.

The company manages partnership interests and assets associated with several multifamily projects receiving government subsidies and is seeking to expand this business to include additional projects and related activities. The company retains a residual interest in the securitization and services the bonds for the trustee of the issuance. Crown has realized value from this residual interest and is continuing to analyze opportunities to realize further value. The company also manages tax-exempt bonds for a financial institution and, in collaboration with a law firm and an investment banking firm, is pursuing additional opportunities in this area.

Loan servicing has been and continues to be a core business. The company's activities in this area are concentrated on loans and securitizations related to commercial real estate. Crown has recently taken steps to further upgrade its servicing systems. The company continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

Crown will utilize increased liquid assets and its limited capital resources to sustain its current business and to attempt to generate new asset management and servicing business. Increased revenues in the second quarter of 2003 are improving its ability to operate. The restructuring Crown has undergone in recent years has substantially reduced operating expenses. In addition, the company has benefited from a series of capital infusions from related parties. While there are ongoing efforts to reduce expenses and obtain additional working capital, Crown's ability to continue to operate will be primarily affected by its ability to further increase revenues through new business, to enter into a business combination or to align itself with a strategic partner. There can be no assurance that the efforts Crown is undertaking will lead to profitable operations or be otherwise successful.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2003 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2002

Total revenues decreased $17,458 to $165,555 for the first three months of 2003 from $183,013 during the same period in 2002. The majority of the decline is the result of declines in interest income and other income.

Interest income declined to $13,349 for the quarter ended March 31, 2003 from $17,688 for the corresponding period in 2002. This decrease of $4,249 is attributable in part to lower interest received from bank deposits as the result of lower rates and lower balances left on deposit and to less interest received from investments. Lower interest income received from bank deposits was responsible for approximately $1,600 of the decline with the decline in investment interest responsible for the remainder of the decrease.

Other income declined $12,931 to $2,950 for the three months ended March 31, 2003 from $15,881 for the comparable period in 2002. The majority of the decline is the result of the receipt in 2002 of approximately $14,000, which represented a reimbursement of prior years' expenses.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $6,859 to $142,699 for the first three months of 2003 from $135,840 for the same period in 2002. The increase was due to a temporary increase in contract labor and increase in travel and lodging related to training for the company's loan servicing system. The remainder of the increase was due to an increase in payroll taxes.

Occupancy, insurance and other operating expenses increased to $112,033 for the first three months of 2003 from $88,332 for the first three months of 2002. The increase of $23,701 was attributable in part to the discounted settlement of vendor payables during the first quarter of 2002 totaling $37,000. This, coupled with increases in office rent, bank charges and professional fees totaling approximately $8,000 during the first quarter of 2003 and a decline of $21,000 in legal expense during that same period comprised the total increase in expense.

Interest expense increased to $4,075 for the first three months of 2003 from $1,570 for the same period in 2002. The increase in interest expense is the result of an increase in borrowings.

Minority interest in the earnings of subsidiary decreased to $1,518 for the three months ended March 31, 2003 from $1,970 for the comparable period in 2002.

Depreciation and amortization decreased to $15,499 for the first three months of 2003 from $45,101 for the corresponding period in 2002. The decrease is, for the most part, the result of goodwill being fully amortized in 2002 and to an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $9,145 to $8,187 at March 31, 2003 from $17,332 at December 31, 2002. The decrease was due primarily to the funding of ongoing operations. The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Crown is incurring operating cash deficits and is funding those deficits using cash resources on hand. For the foreseeable future, the company expects to continue to fund operations through a combination of cash provided by operations, loans from affiliates and funds received from any additional issuances of preferred stock. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company will continue to seek new capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $56,376 during the first three months of 2003. Operating activities used $76,250 in the corresponding period of 2002.

Investing activities used funds of $5,251 during the first three months of 2002. There were no investing activities for the comparable period of 2003. The use in 2002 was for software and deposits.

Financing activities provided cash flows of $47,231 during the first three months of 2003. Such activities provided cash flows of $75,000 during the comparable period in 2002. During the first three months of 2003, the company borrowed $51,200 from an affiliate and repaid $3,969 on existing debt. In the first quarter of 2002, the company received $80,000 cash in exchange for the issuance of eight shares of Series II preferred stock and made payments of $5,000 on existing debt.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

In a series of transactions that closed May 12, 2003, Crown realized fee income of $172,500 from a partnership controlled by an affiliate of the company's chief executive officer. This fee was for Crown's services in arranging the disposition of collateral owned by that partnership that secured one of five tax-exempt bonds held in a securitization. In the regularly scheduled, semiannual distribution on June 5, 2003 to holders of interests in that securitization, Crown anticipates receiving additional, substantial sums through its residual interest in the securitization.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

           99.3     Certification of officers of Crown          Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CROWN NORTHCORP, INC.



Dated: May 19, 2003                       By:  /s/ Rick Lewis
                                             --------------------------------
                                               Rick Lewis, Vice President,
                                               Treasurer and Chief Financial
                                               Officer



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

Date: May 19, 2003



/s/ Ronald E. Roark
--------------------------------
Ronald E. Roark, Chairman
  and Chief Executive Officer

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

Date: May 19, 2003



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

Date: May 19, 2003



/s/ Stephen W. Brown
--------------------------------
Stephen W. Brown, Secretary
  and Corporate Counsel

                                INDEX TO EXHIBITS

99.3     Certification of officers of Crown (1)

------------------

(1)      Filed herewith.