Form 10QSB
period 2003-06-30
CROWN NORTHCORP INC
filed 2003-08-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2003
                                          -------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.Yes      No
                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of August 11, 2003, the issuer had 12,060,788 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                                    ---    ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX



                  PART I                                                                  PAGES

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002 .............................................................1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 2003 and 2002.....................2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002............................................3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 2003 and 2002.............................................................4

Item 2.    Management's Discussion and Analysis...............................................7

                  PART II

Item 1.    Legal Proceeding...................................................................12

Item 2.    Changes in  Securities.............................................................12

Item 3.    Defaults Upon Senior Securities....................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................................13

Item 5.    Other Information..................................................................13

Item 6.    Exhibits and Reports on Form 8-K...................................................13

           (a)    Exhibits ...................................................................13

           (b)    Reports on Form 8-K.........................................................13

Signatures....................................................................................14


CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                           UNAUDITED
ASSETS                                                       2003             2002
                                                             ----             ----

CURRENT ASSETS:
  Cash and cash equivalents                            $    158,602     $     17,332
  Accounts receivable - net                                  45,706           34,582
  Prepaid expenses and other assets                          25,933           73,718
                                                       ------------     ------------

            Total current assets                            230,241          125,632

PROPERTY AND EQUIPMENT - Net                                 49,644           17,709

RESTRICTED CASH                                             257,490          257,490

GOODWILL - Net                                                    -                -

OTHER ASSETS
  Investment in partnerships and joint ventures                   -                -
  Other investments                                         695,881          742,381
  Loan servicing rights- net                                566,377          583,710
  Capitalized software cost - net                           129,253          131,390
  Deposits                                                    7,466            7,466
                                                       ------------     ------------

            Total other assets                            1,398,977        1,464,947
                                                       ------------     ------------

TOTAL                                                  $  1,936,352     $  1,865,778
                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                    21,640           31,237
  Accounts payable                                           43,566          117,313
  Deferred revenue                                                -                -
  Accrued expenses:
     Interest                                                 6,230            4,769
     Other                                                   40,659           46,546
                                                       ------------     ------------

            Total current liabilities                       112,095          199,865

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion            268,262          190,463
  Allowance for loan losses & other                         235,979          235,979
                                                       ------------     ------------
            Total long-term obligations                     504,241          426,442

MINORITY INTEREST                                           111,694           90,154

SHAREHOLDERS' EQUITY:
  Common stock                                               40,949           40,949
  Convertible preferred stock                                     -                -
  Additional paid-in capital                              8,924,278        8,924,278
  Accumulated comprehensive income                           88,303          113,305
  Accumulated deficit                                    (7,778,155)      (7,862,162)
  Treasury stock, at cost                                   (67,053)         (67,053)
                                                       ------------     ------------

            Total shareholders' equity                    1,208,322        1,149,317
                                                       ------------     ------------

TOTAL                                                  $  1,936,352     $  1,865,778
                                                       ============     ============





See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


                                                             SECOND QUARTER                     YEAR TO DATE
                                                        2003               2002           2003               2002
                                                        ----               ----           ----               ----

REVENUES:
  Management fees                                    $   289,611       $   135,580     $   410,586       $  256,073
  Servicing fees                                          27,733            27,688          55,923           56,639
  Interest income                                        212,602            15,708         226,042           33,395
  Gain on sale of servicing rights                             -                 -               -                -
  Other                                                    1,093            51,900           4,043           67,781
                                                     -----------       -----------     -----------       ----------
            Total revenues                               531,039           230,876         696,594          413,888
                                                     -----------       -----------     -----------       ----------

EXPENSES:
  Personnel                                              142,072           140,277         284,771          276,117
  Occupancy, insurance and other                         150,427            92,456         262,461          180,788
  Interest                                                 4,395             1,924           8,470            3,494
  Minority interest in earnings of subsidiary             24,369             1,776          25,887            3,745
  Depreciation and amortization                           15,499            45,100          30,999           90,201
                                                     -----------       -----------     -----------       ----------
            Total expenses                               336,762           281,533         612,587          554,345
                                                     -----------       -----------     -----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                        194,277           (50,657)         84,007         (140,457)

INCOME TAX (BENEFIT)                                           -                 -               -                -
                                                     -----------       -----------     -----------       ----------

NET INCOME (LOSS)                                    $   194,277       $   (50,657)    $    84,007       $ (140,457)

OTHER COMPREHENSIVE INCOME
  Unrealized gain/(loss)                                 (25,002)                -         (25,002)               -
                                                     -----------       -----------     -----------       ----------

COMPREHENSIVE INCOME (LOSS)                          $   169,275       $   (50,657)    $    59,005       $ (140,457)
                                                     ===========       ===========     ===========       ==========

LOSS PER SHARE - BASIC AND DILUTED                   $      0.02       $     (0.00)    $      0.01       $    (0.01)
                                                     ===========       ===========     ===========       ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                   12,060,778        11,540,778      12,030,994       11,540,778
                                                     ===========       ===========     ===========       ==========




See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                                    2003               2002
                                                                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                $ 84,007         $ (140,457)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                    48,316            109,771
    Equiy in income from investment in partnerships and joint ventures                                    -            (50,000)
    Payment of Board of Directors fees by issuance of common stock                                        -             27,000
    Minority interest in earnings                                                                    25,887              3,745
    Note payable in settlement of general payables                                                        -             49,752
    Deferred revenue                                                                                      -             (2,739)
    Change in operating assets and liabilities:
      Accounts receivable                                                                           (11,124)            10,418
      Prepaid expenses and other assets                                                              47,785             19,331
      Accounts payable and accrued expenses                                                         (78,174)          (107,218)
                                                                                                 ----------          ---------

            Net cash provided (used) in operating activities                                        116,697            (80,397)
                                                                                                 ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                (60,781)            (1,116)
  Increase in restricted cash                                                                             -             (1,567)
  Distributions from partnership and joint venture                                                        -                  -
  Distributions from D-Certificate                                                                   17,151             10,058
  Deposits                                                                                                -             (4,150)
                                                                                                 ----------          ---------

            Net cash provided (used) in investing activities                                        (43,630)             3,225
                                                                                                 ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                        86,200                  -
  Principal payments on notes payable                                                               (17,997)           (13,813)
  Issuance of new preferred stock                                                                         -            100,000
                                                                                                          -                  -
                                                                                                 ----------          ---------

            Net cash provided by financing activities                                                68,203             86,187
                                                                                                 ----------          ---------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                   141,270              9,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     17,332             18,018
                                                                                                 ----------          ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  158,602          $  27,033
                                                                                                 ==========          =========


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                                        $    6,612          $   1,895



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

2.   ACCOUNTING CHANGES-OTHER INVESTMENTS

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

3.   GAIN (LOSS) PER COMMON SHARE

     The gains or losses per share for the six months ended June 30, 2003 and 2002 are computed based on the gains or losses applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2003 and December 31, 2002 is as follows:

                                                    2003           2002
                                                    ----           ----

                                                  $554,146       $513,005
        Property and equipment

        Less accumulated depreciation             (504,502)      (495,296)
                                                  ---------      ---------
        Property and equipment - net              $49,644        $17,709
                                                  =======        =======

5.   PREFERRED STOCK

     The company has 1,000,000 authorized shares of preferred stock. At June 30, 2003, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and 12 shares of Series II Convertible Preferred Stock.

6.   CONTINGENCIES

     As a result of Crown's contributions to the development of its loan servicing system, the company has the use of the present system at no cost. While this use is not in dispute, the company anticipates arbitrating a dispute with the provider of the loan servicing system over the terms and conditions of the company's use of future improvements to the system. This dispute does not affect the operation of the company's businesses.

     From time to time, the company may have certain contingent liabilities resulting from claims incident to the ordinary course of business. Management is not aware of any such liabilities at this time.

7.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     The FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. The adoption of this standard has not impacted the company's financial position, results of operation or cash flows. At June 30, 2003, Crown's books contain no goodwill.

8.   SUBSEQUENT EVENT.

     In August 2003, the company acquired the minority interest in CRS I referred to in Note 2 above for $100,000 cash, payable in two equal installments during 2003.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown provides financial services to holders of interests in commercial and multifamily real estate. It receives revenues for these services in the form of third-party asset management and disposition fees, loan servicing fees, interest and investment income. Crown has restructured its operations both to align operating expenses and revenues and to steadily and significantly reduce operating losses. Revenues began increasing in 2002 after several years of decline. The company is operating profitably through the quarter ended June 30, 2003 after extended periods of operating losses. Crown seeks new asset management and servicing business to further increase revenues and sustain profitable operations. The company will also consider strategic alliances, business combinations or other arrangements or transactions that would maximize the value of its core businesses and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

o While the company has recently increased its liquidity, to operate successfully, Crown must continue to improve its liquidity through profitable operations, increased revenues, infusions of capital, reduced expenses or other means.

o Crown's operating profit for the six months ended June 30, 2003 is attributable in part to non-recurring revenue. To sustain profitable operations, the company is attempting to increase recurring revenues.

o The company's business volumes, in management's opinion, have stabilized after an extended period of substantial decline. If business further declines, however, Crown's ability to operate will be impaired.

o The company's capital resources are very limited when compared to those of many of its competitors. Crown may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

o Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, the company's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may have an adverse effect on its ability to maintain its status as a rated servicer.

OUTLOOK

Crown offers third-party asset management and loan servicing meeting the specialized needs of holders of interests in commercial and multifamily real estate. The company reports an operating profit for the six months ended June 2003 after extended periods of operating losses. Crown has essentially completed its restructuring in response to lower business volumes. Management is encouraged by indications that business volumes may have stabilized and is seeking to sustain profitable operations by improving the company's now-increasing revenues. In this regard, management notes that delinquencies in commercial real estate financings in the United States, which have been at low levels for several years, appear to be increasing. If this trend continues, it could lead to increased demand for the services Crown has historically provided relative to distressed commercial real estate. Management is also exploring possible opportunities outside the United States.

Very limited liquidity and capital resources have constrained the company's operations. Low liquidity is primarily a result of declines in revenues during prior periods, restructuring activities that settled or compromised various obligations, repayment of debt and operating losses in prior periods. The company's liquidity improved during the second quarter of 2003 as a result of fees received from transactions associated with the disposition of a property under Crown's management. This improvement in liquidity has permitted the company to make needed improvements to its computer systems. Crown must continue to increase its liquidity to improve operating performance. The company's present financial condition still effectively precludes its ability to attract investment capital other than those sums invested by certain directors or their affiliates. Crown's ability to raise capital will remain limited at least until the company demonstrates the ability to increase revenues and sustain profitable operations.

Crown continues to concentrate its asset management business in two primary areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds.

The company manages partnership interests and assets associated with several multifamily projects receiving government subsidies and is seeking to expand this business to include additional projects and related activities. The company retains a residual interest in the securitization and services the bonds for the trustee of the issuance. During the second quarter of 2003, Crown realized value from this residual interest and is continuing to analyze opportunities to realize further value. The company also manages tax-exempt bonds for a financial institution and, in collaboration with a law firm and an investment bank, is pursuing additional opportunities in this area.

Loan servicing has been and continues to be a core business. The company's activities in this area are concentrated on loans and securitizations related to commercial real estate. Crown has upgraded its computer capabilities to enhance the operation of its servicing systems. The company continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

The company is utilizing its liquid assets and limited capital resources to sustain current business and to attempt to generate new asset management and servicing business. Additionally, the company has benefited and anticipates continuing to benefit from a series of capital infusions and loans from related parties. Crown's restructuring efforts and increasing revenues have yielded an operating profit for the six months ended June 30, 2003. Crown's ability to continue to operate will be primarily affected by its ability to further increase revenues through new business, to enter into a business combination or to align itself with a strategic partner. There can be no assurance that the efforts Crown is undertaking will sustain profitable operations or be otherwise successful.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2003 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2002

Total revenues increased $300,163 to $531,039 for the second quarter of 2003 from $230,876 during the same period in 2002. This increase is primarily due to an increase in management fees and an increase in interest income.

Management fees are recorded as services required under a contract are performed. As defined in the applicable contracts, they are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fee revenues increased $154,031 to $289,611 in the second quarter of 2003 from $135,580 for the comparable period in 2002. The majority of the increase in management fee revenue for this period is attributable to fees received from transactions associated with the sale of property collateralizing an issuance of tax-exempt bonds under Crown's management.

Interest income increased to $212,602 for the quarter ended June 30, 2003 from $15,708 for the quarter ended June 30, 2003. This increase of $196,894 is attributable to the receipt of cash from a residual interest in tax-exempt bonds owned by one of Crown's subsidiaries. The receipt came as the result of the sale of a property collateralizing one of the bonds.

Other revenues declined $50,807 to $1,093 in the second quarter of 2003 from $51,900 in the same period in 2002. The decrease is attributable the closing during 2002 of a joint venture and the recognition of $50,000 in revenue associated with that closing.

Occupancy, insurance and other operating expenses increased $57,971 to $150,427 for the second quarter of 2003 from $92,456 for the second quarter of 2002. The increase is due primarily to legal and professional services incurred in conjunction with transactions associated with the sale of bond collateral mentioned above. The remainder of the increase is the result of higher corporate insurance costs of approximately $15,000 for the period.

Interest expense increased $2,471 to $4,395 for the quarter ended June 30, 2003 from $1,924 for the corresponding period in 2002. This increase is due to an increase in borrowing.

Minority interest in earnings of subsidiary increased $22,593 for the quarter ended June 30, 2003. This increase is the result of the sale of property collateralizing a tax-exempt bond mentioned above and reflects the portion of Crown's subsidiaries current earnings owned by non-affiliates.

Depreciation and amortization decreased to $15,499 for the second quarter of 2003 from $45,100 for the corresponding period in 2002. The decrease is, for the most part, the result of goodwill being fully amortized in 2002 and to the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Total revenues increased $282,706 to $696,594 in the first six months of 2003 from $413,888 during the same period in 2002. This increase is primarily due to an increase in asset management fees and interest income.

Management fees increased by $154,513 in 2003 from the comparable period in 2002. The increase in management fee revenue for the six months ended June 30, 2003 is due in large measure to fees received from transactions associated with the sale of property collateralizing an issuance of tax-exempt bonds under Crown's management.

Interest income increased $192,647 to $226,042 for the six months ended June 30, 2003 from $33,395 for the comparable period in 2002. The majority of the increase is attributable to the receipt of cash from a residual interest in a tax-exempt housing bond owned by one of Crown's subsidiaries. The receipt of cash resulted from the sale of real estate collateralizing one of the bonds.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, decreased $63,738 to $4,043 for the first six months of 2003 from $67,781 in the same period in 2002. The decrease is attributable to the recognition of $50,000 in revenue from the closing of a joint venture during the first half of 2002 as well as the receipt of approximately $14,000 during the first quarter of 2002, which represented a reimbursement of prior years' expenses.

Personnel expenses increased $8,654 to $284,771 for the first half of 2003 from $276,117 for the same period in 2002. The increase is primarily attributable to the addition of temporary contract personnel.

Occupancy, insurance and other operating expenses increased $81,673 to $262,461 for the first six months of 2003 from $180,788 for the first six months of 2002. The increase is attributable in part to discounted settlements of vendor payables during the first six months of 2002 totaling approximately $37,000. For the first six months of 2003, there was an increase in corporate insurance of approximately $16,000. In addition, legal expenses and professional services, the majority of which were incurred at the subsidiary level in conjunction with the sale of the bond collateral, increased $18,500. Increases in office rent, computer expense and bank charges accounted for the remainder of the increase.

Interest expense increased $4,976 to $8,470 for the six months ended June 30, 2003 from $3,494 for the corresponding period in 2002. This increase in interest expense is the result of an increase in borrowing.

Minority interest in earnings of subsidiary increased $22,142 for the six months ended June 30, 2003. This increase is the result of the sale of the investment collateral mentioned above and reflects the portion of Crown's subsidiaries current earnings owned by non-affiliates.

Depreciation and amortization decreased to $30,999 for the first six months of 2003 from $90,201 for the same period in 2002. The $59,202 decrease is, for the most part, the result of goodwill being fully amortized in 2002 and to the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $158,602 at June 30, 2003 from $17,332 at December 31, 2002. The increase in cash is due an increase in borrowings and from earnings. The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

As Crown incurs operating cash deficits, it funds those deficits using cash resources on hand. For the foreseeable future, the company expects to continue to fund operations with cash provided by operations and funds received from any additional issuances of preferred stock. Crown continues to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company will continue to seek new capital resources as a means of funding or eliminating operating deficits.

HISTORICAL CASH FLOWS

Cash flows from operating activities provided $116,697 during the first six months of 2003. Operating activities used cash flows of $80,397 during the corresponding period of 2002. The increase of funds is attributable in part to earnings in the second quarter of 2003 and to declines in accounts receivable.

Investing activities used funds of $43,630 during the first six months of 2003. Similar activities provided cash flows of $3,225 during the comparable time period in 2002. The 2003 use was for the purchase of new computer equipment and software.

Financing activities provided cash flows of $68,203 during the first six months of 2003. During the comparable period in 2002, these activities provided cash flows of $86,187. The company borrowed $86,200 during the first six months of 2003. During the first six months of 2002, the company received $100,000 in cash in exchange for the issuance of 10 shares of Series II Preferred Stock. The company made payments on its outstanding debt in the amount of $17,997 for the period ended June 30, 2003 and $13,813 for the period ended June 30, 2002.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

None

ITEM 2. - CHANGES IN SECURITIES

None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. - OTHER INFORMATION

None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification of officers of Crown          Filed herewith.
99.4     Certification of officers of Crown          Filed herewith.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CROWN NORTHCORP, INC.



Dated: August 11, 2003                By:    /s/ Rick Lewis
                                          --------------------------------------
                                             Rick Lewis, Vice President,
                                             Treasurer and Chief Financial
                                             Officer



                                      By:    /s/ Stephen W. Brown
                                          --------------------------------------
                                             Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.1     Certification of officers of Crown (1)
99.3     Certification of officers of Crown (1)


---------------------------------------
(1)  Filed herewith.