Form 10QSB
period 2003-09-30
CROWN NORTHCORP INC
filed 2003-11-19
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                               ------------------

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

         As of November 14, 2003, the issuer had 12,462,088 shares of its common stock, par value $.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one).
                                                              Yes      No  X
                                                                  ---     ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX


               PART I                                                             PAGES
                                                                                  -----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 2003
        and December 31, 2002....................................................... 1

        Condensed Consolidated Statements of Operations for the
        third quarter and the nine months ended September 30, 2003 and 2002......... 2

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2003 and 2002............................... 3

        Notes to Condensed Consolidated Financial Statements-
        September 30, 2003 and 2002................................................. 4

Item 2. Management's Discussion and Analysis........................................ 7

               PART II

Item 1. Legal Proceeding............................................................12

Item 2. Changes in  Securities......................................................12

Item 3. Defaults Upon Senior Securities.............................................12

Item 4. Submission of Matters to a Vote of Security Holders.........................12

Item 5. Other Information...........................................................13

Item 6. Exhibits and Reports on Form 8-K............................................14

        (a)    Exhibits ............................................................14

        (b)    Reports on Form 8-K..................................................14


Signatures..........................................................................15

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
------------------------------------------------------------------------------

                                                           UNAUDITED
                                                              2003                  2002
                                                          -----------           -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $    32,248           $    17,332
  Accounts receivable - net                                    64,029                34,582
  Prepaid expenses and other assets                           100,871                73,718
                                                          -----------           -----------

            Total current assets                              197,148               125,632

PROPERTY AND EQUIPMENT - Net                                   58,810                17,709

RESTRICTED CASH                                               257,490               257,490

GOODWILL - Net                                                   --                    --

OTHER ASSETS
  Investment in partnerships and joint ventures                  --                    --
  Other investments                                           695,881               742,381
  Loan servicing rights- net                                  557,711               583,710
  Capitalized software cost - net                             138,426               131,390
  Deposits                                                      9,458                 7,466
                                                          -----------           -----------

            Total other assets                              1,401,476             1,464,947
                                                          -----------           -----------

TOTAL                                                     $ 1,914,924           $ 1,865,778
                                                          ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                      70,528                31,237
  Accounts payable                                             25,660               117,313
  Deferred revenue                                               --                    --
  Accrued expenses:
     Interest                                                   4,097                 4,769
     Other                                                     86,746                46,546
                                                          -----------           -----------

            Total current liabilities                         187,031               199,865

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion              375,163               190,463
  Allowance for loan losses & other                           235,979               235,979
                                                          -----------           -----------
            Total long-term obligations                       611,142               426,442

MINORITY INTEREST                                                --                  90,154

SHAREHOLDERS' EQUITY:
  Common stock                                                 44,899                40,949
  Convertible preferred stock                                    --                    --
  Additional paid-in capital                                8,971,522             8,924,278
  Accumulated comprehensive income                             88,303               113,305
  Accumulated deficit                                      (7,920,920)           (7,862,162)
  Treasury stock, at cost                                     (67,053)              (67,053)
                                                          -----------           -----------

            Total shareholders' equity                      1,116,751             1,149,317
                                                          -----------           -----------

TOTAL                                                     $ 1,914,924           $ 1,865,778
                                                          ===========           ===========


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
------------------------------------------------------------------------------

                                                     Third Quarter                             YEAR TO DATE
                                               2003                 2002                 2003                 2002
                                           ------------         ------------         ------------         ------------
REVENUES:
  Management fees                          $    115,271         $    114,651         $    525,857         $    370,724
  Servicing fees                                 27,794               26,951               83,717               83,590
  Interest income                                13,586               23,442              239,628               56,836
  Gain on sale of servicing rights                 --                   --                   --                   --
  Other                                            --                  5,701                4,043               73,482
                                           ------------         ------------         ------------         ------------
            Total revenues                      156,651              170,745              853,245              584,632
                                           ------------         ------------         ------------         ------------

EXPENSES:
  Personnel                                     164,952              142,297              449,722              418,414
  Occupancy, insurance and other                114,569              105,518              377,030              286,305
  Interest                                        4,396                2,004               12,866                5,498
  Depreciation and amortization                  15,499               45,101               46,498              135,302
                                           ------------         ------------         ------------         ------------
            Total expenses                      299,416              294,920              886,116              845,519
                                           ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES              (142,765)            (124,175)             (32,871)            (260,887)

INCOME TAX (BENEFIT)                               --                   --                   --                   --
                                           ------------         ------------         ------------         ------------

NET INCOME (LOSS)                          $   (142,765)        $   (124,175)        $    (32,871)        $   (260,887)

Minority interest in earnings of
  subsidiary pre-acquisition                       --                 (1,091)             (25,887)              (4,836)

OTHER COMPREHENSIVE INCOME
  Unrealized gain/(loss)                           --                 24,234              (25,002)              24,234
                                           ------------         ------------         ------------         ------------

COMPREHENSIVE INCOME (LOSS)                $   (142,765)        $   (101,032)        $    (83,760)        $   (241,489)
                                           ============         ============         ============         ============

LOSS PER SHARE - BASIC AND DILUTED         $      (0.01)        $      (0.01)        $      (0.00)        $      (0.02)
                                           ============         ============         ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING          12,060,778           11,540,778           12,040,998           11,540,778
                                           ============         ============         ============         ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-------------------------------------------------------------------------------

                                                                                 2003             2002
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ (58,758)        $(265,723)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                72,497           164,659
    Equiy in income from investment in partnerships and joint ventures             --             (50,000)
    Payment of Board of Directors fees by issuance of common stock               39,500            27,000
    Minority interest in earnings pre-acquisition                                25,887             7,049
    Note payable in settlement of general payables                                 --              49,752
    Deferred revenue                                                               --              (2,739)
    Change in operating assets and liabilities:
      Accounts receivable                                                       (29,447)          (19,420)
      Prepaid expenses and other assets                                         (27,153)          (22,410)
      Accounts payable and accrued expenses                                     (52,125)          (18,360)
                                                                              ---------         ---------

            Net cash used in operating activities                               (29,599)         (130,192)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (94,635)           (1,116)
  Increase in restricted cash                                                      --              (1,567)
  Purchase of minority interest                                                (100,000)             --
  Distributions from D-Certificate                                               17,151            10,058
  Deposits                                                                       (1,992)           (4,150)
                                                                              ---------         ---------

            Net cash provided (used) in investing activities                   (179,476)            3,225
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                   306,199            20,000
  Principal payments on notes payable                                           (82,208)          (18,388)
  Issuance of new preferred stock                                                  --             120,000
                                                                                   --                --
                                                                              ---------         ---------

            Net cash provided by financing activities                           223,991           121,612
                                                                              ---------         ---------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                14,916            (5,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 17,332            18,018
                                                                              ---------         ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  32,248         $  12,663
                                                                              =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                     $  13,141         $   2,348



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

2.       Accounting Changes-Other Investments

         During the first quarter of 2002, Crown made adjustments to its books to give effect to two changes in accounting method. The first adjustment was to consolidate a previously unconsolidated entity, CRS Bond Portfolio, L.P. ("CRS I"). Until July 2003, CRS I was owned 50% by two Crown subsidiaries and 50% by an unrelated entity. One of the Crown entities is also CRS I's managing general partner. Since the Crown entities can be deemed to control CRS I, it is appropriate that the financial statements of CRS I be consolidated into the financial statements of Crown NorthCorp. The adjustments to reflect this consolidation were an increase in cash of $907, an increase in the investment account of $77,136 and an increase in minority interest liability of $87,084.

         In July 2003, one of Crown NorthCorp's subsidiaries purchased the minority interest in CRS I. The purchase price of $100,000 is to be paid in two installments with the final installment being due in December 2003.

         The second accounting adjustment in the first quarter of 2002 was to change the method by which subsidiaries of Crown NorthCorp account for their investment in CRS I and CRS Bond Portfolio II, L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II--a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects--have led management to view the investment as having two components: an amortizing, semi-annual cash flow portion and an accreting real estate portion.

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

3.       Loss Per Common Share

         The losses per share for the nine months ended September 30, 2003 and 2002 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.       Property and Equipment

         Property and equipment consists of the following at September 30, 2003 and December 31, 2002:


                                                2003              2002
                                              ---------         ---------
         Property and equipment               $ 567,915         $ 513,005
         Less accumulated depreciation         (509,105)         (495,296)
                                              ---------         ---------
         Property and equipment - net         $  58,810         $  17,709
                                              =========         =========

5.       Preferred Stock

         The company has 1,000,000 authorized shares of preferred stock. At September 30, 2003, Crown had outstanding one share each of Series CC, Series DD, Series EE, Series FF and Series GG Convertible Preferred Stock, 15 shares of Series HH Convertible Preferred Stock and 12 shares of Series II Convertible Preferred Stock.

6.       Contingencies

         As a result of Crown's contributions to the development of its loan servicing system, the company has the use of the present system at no cost. While this use is not in dispute, the company has commenced arbitration of a dispute with the provider of the loan servicing system over the terms and conditions of the company's use of future improvements to the system. This dispute does not affect the operation of the company's businesses.

         From time to time, the company may have certain contingent liabilities resulting from claims incident to the ordinary course of business. Management is not aware of any such liabilities at this time.

7.       Statements of Financial Accounting Standards

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purpose of assessing potential future impairments of goodwill. The adoption of this standard has not impacted the company's financial position, results of operations or cash flows.

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides financial services to commercial and multifamily real estate lenders and owners. For these services, it receives revenues in the form of third-party asset management and disposition fees, loan servicing fees, interest and investment income. Crown has restructured its operations both to align operating expenses and revenues and to steadily and significantly reduce operating losses. Revenues began increasing in 2002 after several years of decline. Crown seeks new asset management and servicing business to further increase revenues and sustain profitable operations. The company is also actively considering business combinations or other arrangements or transactions that would maximize the value of its core businesses and improve operating results.

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

o Non-recurring revenue was largely responsible for the operating profit reported at the end of the second quarter of 2003. The company is presently operating at a loss. To return to and sustain profitable operations, Crown is attempting to increase recurring revenues.

o The company's business volumes, in management's opinion, have stabilized after an extended period of substantial decline. If business further declines, however, Crown's ability to operate will be impaired.

o The company's capital resources are very limited when compared to those of many of its competitors. Crown may not be able to compete for business if it cannot increase its capital resources through profitable operations, business combinations or strategic alliances, the raising of additional capital or other means.

o Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, the company's ability to obtain new business in certain commercial real estate markets would be impaired. The company's financial condition may have an adverse effect on its ability to maintain its status as a rated servicer.

OUTLOOK

Crown provides third-party asset management and loan servicing meeting the specialized needs of holders of interests in commercial and multifamily real estate. Management is encouraged by indications that business volumes may have stabilized and is seeking to return to and sustain profitable operations by improving the company's recurring revenues. Delinquencies in commercial real estate financings in the United States, which have been at low levels for several years, appear to be increasing. If this trend continues, there could be increased demand for the services Crown has historically provided relative to distressed commercial real estate. Management is also actively exploring possible opportunities outside the United States.

Very limited liquidity and capital resources continue to constrain operations. Low liquidity is primarily a result of declines in revenues during prior periods, restructuring activities that settled or compromised various obligations, repayment of debt and operating losses in all recent periods except the second quarter of this year. Crown's liquidity improved during the second quarter of 2003 through fees received from transactions associated with the disposition of a property under Crown's management. The company has used some of this improved liquidity to make needed improvements to its computer systems. To improve operating performance, Crown must continue to increase liquidity. The company's present financial condition still effectively precludes its ability to attract investment capital other than those sums invested by certain directors or their affiliates. Crown's ability to raise capital from non-affiliated sources will remain limited at least until the company demonstrates the ability to increase revenues and sustain profitable operations.

Crown asset management business continues to be focused on two primary areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds.

The company manages partnership interests and assets associated with several multifamily projects receiving government subsidies and is seeking to expand this business to include additional projects and related activities. The company sponsors a securitization of tax-exempt bonds, retains the residual interest in the securitization and services the bonds for the trustee of the issuance. During the second quarter of 2003, Crown managed a transaction that realized value from this residual interest; during the third quarter, it purchased the minority interest in this residual it did not already own. The company also manages tax-exempt bonds for a financial institution and, in collaboration with a law firm and an investment bank, is pursuing additional opportunities in this area.

Loan servicing has been and continues to be a core business. The company's activities in this area are concentrated on loans and securitizations related to commercial real estate. Crown has upgraded its computer capabilities to enhance the operation of its servicing systems. The company continues to operate as a rated servicer and is actively engaged in efforts to remain rated.

The company intends to continue to use its liquid assets and limited capital resources to sustain current business and to attempt to generate new asset management and servicing business. Additionally, the company has benefited and anticipates continuing to benefit from a series of capital infusions and loans from related parties. After showing an operating profit in the second quarter, Crown reports an operating loss for the nine months ended September 30, 2003, albeit a much narrower loss than for the comparable period in 2002. Crown's ability to continue to operate will be primarily affected by its ability to further increase revenues through new business, to enter into a business combination or to align itself with a strategic partner. There can be no assurance that the efforts Crown is undertaking will result in Crown returning to and sustaining profitable operations or will be otherwise successful.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2002

Total revenues decreased $14,094 to $156,651 for the third quarter of 2003 from $170,745 during the same period in 2002. This decrease was primarily due to a decrease in interest income and a decrease in other income.

Interest income decreased to $13,586 for the quarter ended September 30, 2003 from $23,442 for the quarter ended September 30, 2002. Approximately $8,300 of this decrease was attributable to reduced cash flows from a residual interest in tax-exempt bonds owned by one of Crown's subsidiaries. The remainder of the decrease is attributable to reduced earnings on bank deposits due to lower average balances left on deposit and to lower interest rates.

Other revenues declined $5,701 to $0 in the third quarter of 2003 from $5,701 in the same period in 2002. The majority of decrease is attributable to the collection of a one-time fee in 2002 in the amount of $5,000.

Personnel expenses increased $22,655 to $164,952 for the quarter ending September 30, 2003 from $142,297 for the comparable period in 2002. The increase is entirely due to the addition of temporary, contract personnel.

Occupancy, insurance and other operating expenses increased $9,051 to $114,569 for the third quarter of 2003 from $105,518 for the third quarter of 2002. The increase was primarily the result of higher corporate insurance costs for the period of approximately $19,000 offset by reductions in legal fees, professional services and directors' fees aggregating approximately $10,000.

Interest expense increased $2,392 to $4,396 for the quarter ending September 30, 2003 from $2,004 for the corresponding period in 2002. This increase is due to an increase in borrowing.

Depreciation and amortization decreased to $15,499 for the third quarter of 2003 from $45,101 for the corresponding period in 2002. The decrease is, for the most part, the result of goodwill being fully amortized in 2002 and to the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Total revenues increased $268,613 to $853,245 in the first nine months of 2003 from $584,632 during the same period in 2002. This increase was primarily due to an increase in asset management fees and interest income.

Management fees increased $155,133 to $525,857 for the first nine months of 2003 from $370,724 for the comparable period in 2002. The increase in management fee revenue for the nine months ended September 30, 2003 is due in large measure to fees received from the resolution of one of the assets under Crown's management during the second quarter of 2003.

Interest income increased $182,792 to $239,628 for the nine months ended September 30, 2003 from $56,836 for the comparable period in 2002. The majority of the increase is attributable to the receipt of cash from a residual interest in a tax-exempt housing bond owned by one of Crown's subsidiaries. The receipt of cash came as the result of the sale of one of the underlying collateral properties of the bond during the second quarter of 2003.

Other revenues, which primarily include income from joint ventures and other miscellaneous income, decreased $69,439 to $4,043 for the first nine months of 2003 from $73,482 in the same period in 2002. The decrease is attributable to the recognition of $50,000 in revenue from the closing of a joint venture during the first half of 2002 as well as the receipt of approximately $14,000 during the first quarter of 2002, which represented a reimbursement of prior years expenses. The remainder of the decrease is the result of the receipt of a $5,000 fee during the third quarter of 2002 for services rendered in conjunction with the refinancing of a property.

Personnel expenses increased $31,308 to $449,722 for the first nine months of 2003 from $418,414 for the same period in 2002. The increase is primarily attributable to the addition of temporary, contract personnel.

Occupancy, insurance and other operating expenses increased $90,725 to $377,030 for the first nine months of 2003 from $286,305 for the first nine months of 2002. The increase is attributable in part to the discounted settlement of vendor payables during the first six months of 2002 totaling approximately $37,000. For the first nine months of 2003, there was an increase in corporate insurance of approximately $35,000. In addition, legal expenses and professional services, the majority of which were incurred at the subsidiary level in conjunction with the sale of the bond collateral, increased $18,500. Increases in office rent, computer expense and bank charges accounted for the remainder of the increase.

Interest expense increased $7,368 to $12,866 for the nine months ended September 30, 2003 from $5,498 for the corresponding period in 2002. This increase in interest expense is the result of increased borrowings during the period.

Minority interest in earnings of subsidiary increased $21,051 for the nine months ended September 30, 2003. This increase is the result of the sale of the investment collateral mentioned above and reflects the portion of Crown's subsidiaries current earnings owned by an unaffiliated entity prior to the purchase of that non-affiliate's interest.

Depreciation and amortization decreased to $46,498 for the first nine months of 2003 from $135,302 for the same period in 2002. The $88,804 decrease, for the most part, is the result of goodwill being fully amortized in 2002 and to the fact that an ever-increasing percentage of the company's fixed assets are becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased to $32,248 at September 30, 2003 from $17,332 at December 31, 2002. The increase in cash was due primarily to an increase in borrowings and from revenues. The company presently has no bank credit facilities but has received loans from affiliates to help finance operations. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

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

HISTORICAL CASH FLOWS

Cash flows from operating activities used $29,599 during the first nine months of 2003. Operating activities used cash flows of $130,192 during the corresponding period of 2002. The increase of funds is attributable in part to earnings in the second quarter of 2003.

Investing activities used funds of $179,476 during the first nine months of 2003. Similar activities provided cash flows of $3,225 during the comparable time period in 2002. The 2003 use was for the purchase of new computer equipment and software and the purchase of the minority interest in one of the subsidiaries of Crown.

Financing activities provided cash flows of $223,991 during the first nine months of 2003. During the comparable period in 2002, these activities provided cash flows of $121,612. The company and its subsidiaries borrowed $306,199 during the nine months ending September 30 2003. During the first nine months of 2002, the company received $120,000 in cash in exchange for the issuance of 12 shares of Series II Preferred Stock. The company and its subsidiaries made payments on outstanding debts in the amount of $82,208 for the period ended September 30, 2003 and $18,388 for the period ended September 30, 2002.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

On November 18, 2003, Crown's board of directors approved the company's acquisition of all of the issued and outstanding stock of Royal Investments Corp., a Delaware corporation of which Ronald E. Roark, Crown's Chairman and Chief Executive Officer, is the sole shareholder. Through the transaction, which will be effective October 31, 2003, Royal will be merged with and into Crown. Mr. Roark recused himself from the directors' deliberations and votes on the merger transaction.

Royal, operating through subsidiaries and affiliates, including but not limited to Crown NorthCorp Limited and Crown Mortgage Management, provides loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, Crown is acquiring these European operations.

In conjunction with the merger transaction, Crown's board of directors has also approved a 1:10 reverse split of the company's common stock and the conversion to common stock of all series of preferred stock outstanding. Following the reverse split and the conversion of all preferred stock to common (but before giving effect to the merger transaction) Crown will have approximately 3,181,908 shares of common stock outstanding.

In exchange for all of the issued and outstanding stock of Royal, Mr. Roark will receive 12,000,000 shares of Crown's common stock. The principle followed in determining the amount of consideration was arm's length negotiation. Following the reverse split, the conversion of the preferred issuances and the merger of Royal into Crown, the approximately 1,138,616 shares of Crown common stock held by Royal will become treasury stock of Crown.

Mr. Roark and Crown, through arm's length negotiation, have agreed on the terms of an employment contract calling for Mr. Roark to continue to serve as Crown's Chairman and Chief Executive Officer. The agreement, which will be for a term expiring December 31, 2004, will provide for a base salary plus incentive compensation.

At October 31, 2003, Crown owes Royal $500,000, representing operating funds Royal has advanced to Crown from time to time. With the merger of Royal into Crown, Crown will owe this indebtedness to Mr. Roark personally. Crown and Mr. Roark, through arm's length negotiations, have agreed on revised repayment terms. The indebtedness remains unsecured.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

31.2     Certification of officers of Crown          Filed herewith.

32.1     Certification of officers of Crown          Filed herewith.

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CROWN NORTHCORP, INC.



Dated: November 18, 2003                    By: /s/ Rick Lewis
                                                -------------------------------
                                                Rick Lewis, Vice President,
                                                Treasurer and Chief Financial
                                                Officer



                                            By: /s/ Stephen W. Brown
                                                -------------------------------
                                                Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS


31.2     Certification of officers of Crown (1)

32.1     Certification of officers of Crown (1)

---------------
(1)      Filed herewith.