Form 10KSB
period 2003-12-31
CROWN NORTHCORP INC
filed 2004-04-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________  to

                          Commission File No.: 0-22936

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

                     Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the fiscal year ended December 31, 2003 were $1,015,439.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

         As of March 20, 2004 the issuer had 14,056,106 shares of its common stock outstanding.

         Transitional Small Business Disclosure Format. Yes [ ] No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                      INDEX

                                                                                           PAGES
                                                                                           -----
           PART I.

Item 1.    Description of Business...................................................          1

Item 2.    Description of Property...................................................          3

Item 3.    Legal Proceedings.........................................................          3

Item 4.    Submission of Matters to a Vote of Security Holders.......................          4

           PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters..................          4

Item 6.    Management's Discussion and Analysis......................................          5

Item 7.    Financial Statements......................................................    F-1 thru F-23

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................         13

Item 8a.   Procedures and Controls...................................................         13

           PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act....................................         13

Item 10.   Executive Compensation....................................................         16

Item 11.   Security Ownership of Certain Beneficial Owners and Management............         17

Item 12.   Certain Relationships and Related Transactions............................         18

Item 13.   Exhibits and Reports on Form 8-K..........................................         20

Item 14.   Principal Accountant Fees and Services....................................         21

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. provides comprehensive financial services to the real estate industry. In recent years, these services have included third-party asset management and loan servicing for holders of commercial real estate interests in the United States. Effective December 31, 2003, the company acquired by merger Royal Investments Corp., the stock of which was owned by Crown's chairman and chief executive officer. See "Item 12 - Certain Relationships and Related Transactions" below. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation under the laws of the United Kingdom, which, through Crown Mortgage Management ("CMM") and other operating subsidiaries, is actively engaged in the management and servicing of commercial and residential real estate interests in Europe as well as the origination of certain non-conforming residential mortgage loans. The merger represents a significant expansion of the company's business.

Crown operates through its corporate headquarters in Columbus, Ohio and an office in Austin, Texas. European operations are conducted through offices in London, Ipswich and Farnham in the United Kingdom. Affiliates conduct operations in Sweden and Belgium. Incorporated under Delaware law, the company was formed in 1994 through the combination of Crown Revenue Services, Inc. and NorthCorp Realty Advisors. At December 31, 2003, Crown had eight full-time, direct employees. Affiliates engaged in asset management overseen by Crown in the United States employed an additional 43 people. The European subsidiaries employed 37.

The company receives revenues primarily from agreements pursuant to which Crown manages commercial, multifamily and residential real estate and loan assets for the accounts of others; services on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; performs risk management and financial advisory services; and administers the interests of various corporations, partnerships, trusts and special-purpose entities. These management and servicing contracts may provide for Crown to receive recurring management or servicing fees, disposition fees associated with transactions and incentive fees based on the overall performance of particular assets under management.

Third-Party Asset Management. Crown manages real estate and financial assets as well as ownership interests in real estate for clients including partnerships, investment consortiums, financial institutions and governmental entities. Laws and regulations pertaining to U.S. government subsidies and tax credits significantly impact many of the domestic assets under the company's management. Government subsidies or programs typically do not directly affect assets managed in Europe. Managed assets frequently present multifaceted financing structures or other complex issues. Clients often refer to Crown assets that are not performing to expectations or that do not relate to the client's core business activities. In a typical engagement, Crown seeks to enhance the value of such assets through intensive management leading to a financial restructuring or repositioning in the marketplace. The company's asset management contracts are generally for indefinite terms.

In recent years, Crown has significantly consolidated its asset management operations in the United States, focusing on management and advisory services to holders of interests in multifamily projects receiving government subsidies and to entities owning tax-exempt bonds or securitized interests in such instruments. With the acquisition of CNL, Crown's asset management work has now expanded to include several portfolios of commercial and residential real estate interests in Europe.

Loan Servicing. Crown's domestic operations service loans and other assets and interests related to commercial real estate. In Europe, Crown's servicing activities encompass residential, commercial and consumer portfolios. The company's customers include individual clients, investors in securitized transactions and portfolio managers and advisors: many of these relationships derive from the company's asset management and loan origination activities. Crown's highly developed servicing systems and procedures have been reviewed by internationally recognized rating agencies. Fitch Ratings has rated Crown's commercial servicing operations in the U.S. In Europe, Fitch and Standard & Poor's Corporation have rated CMM's commercial and residential servicing: Crown is the only entity operating in Europe to achieve these multiple ratings.

Loan servicing activities include primary servicing of loans performing according to their contractual terms, special servicing of distressed loans and standby servicing relationships calling for Crown to step in if another primary servicer fails. In Europe, the company has entered into a joint venture to develop master servicing business: master servicers supervise and administer the activities of multiple primary servicers involved in a common transaction.

Loan Origination. Last year, one of Crown's European subsidiaries commenced a program to originate non-conforming residential loans for immediate sale into conduit or correspondent programs that accumulate loans for further disposition in capital markets transactions.

COMPETITIVE ENVIRONMENT

Over an extended period, Crown's limited financial resources have constrained its ability to compete for new financial service business. Management believes that the acquisition of Royal's European operations enhances the company's financial resources and improves its competitive position. Nevertheless, Crown continues to face a large number of competing providers of financial services, the great majority of which are much larger and better capitalized. Crown's relatively small size and modest financial resources mean that the company must often develop business alliances or capital partnerships to pursue many opportunities in the marketplace. At the same time, the company can offer to particular niches of the domestic and European real estate markets benefits attendant to Crown's smaller size such as the ability to deliver highly tailored asset management, loan servicing and reporting services. The company's ability to operate as a rated servicer in both the United States and Europe offers possible competitive advantages as well.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

Crown leases space for its corporate headquarters in Columbus, Ohio. It also leases office space in Austin, Texas as well as in three locations in the United Kingdom and additional locations in Sweden and Belgium. See "Note 6 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Real Estate; Interests in Real Estate; Entities Primarily Engaged in Real Estate Activities. As a third-party asset manager, the company manages real estate and interests in real estate for the accounts of others. While the company generally does not invest for its own account in real estate, real estate interests or in entities engaged in real estate activities, Crown has made and will continue to make such real estate-related investments - typically in the form of equity or subordinated debt -- in circumstances where management believes them to be prudent to secure or retain asset management and servicing business. Crown's liquidity and capital resources affect its ability to make these types of investments at any particular time.

Real Estate Mortgages. Crown is not originating or investing in mortgage loans for its own account. One of Crown's European subsidiaries originates non-conforming residential real estate loans for sale at closing and delivery into securitizations or whole loan sale programs. These mortgage banking activities complement and support the company's third-party asset management and loan servicing businesses.

The company from time to time has acquired the rights to service mortgage loan assets through the negotiated purchases of or successful bids for the servicing rights themselves. Here again, Crown's liquidity and capital resources may limit its ability to pursue purchases of servicing rights.

ITEM 3. - LEGAL PROCEEDINGS

In 1999, Crown entered into an agreement with Univest Financial Group, LLC, now by merger Midland Loan Services, Inc., whereby Crown licenses from Midland software to operate Crown's loan servicing system. As a result of Crown's contributions to the development of the software, the company has the use of the present system at no cost. While this use is not in dispute, in October 2003 Crown made an arbitration demand against Midland. The arbitration proceeding, filed with the American Arbitration Association pursuant to the terms of the software license agreement, seeks to resolve a dispute with Midland over the terms and conditions of Crown's use of future improvements to the system.

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

At March 20, 2004, there were approximately 2,600 holders of record of shares of the common stock.

During its 2003 and 2002 fiscal years, the company neither declared nor paid cash dividends or returns of capital on common shares.

Crown does not anticipate paying dividends on the common stock in the foreseeable future. Instead, management anticipates that any earnings will be used in the operations of the company.

As of March 20, 2004, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

As part of a series of transactions to effect the merger of Royal into the company, Crown is proceeding with a 1:100 reverse and 10:1 forward stock split effective December 31, 2003 to reduce the number of shareholders with extremely small holdings of the company's stock. Following the stock splits and the conversion of all outstanding preferred stock to common (but before giving effect to the merger transaction) Crown had approximately 3,250,116 shares of common stock outstanding. In exchange for all of the issued and outstanding stock of Royal, Mr. Roark, Crown's chairman and chief executive officer, received 12,000,000 shares of Crown common stock. The common stock of Crown held by Royal became treasury stock of Crown.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown provides the real estate industry with comprehensive financial services. In the United States, the company offers third-party asset management and loan servicing to holders of interests in commercial real estate. With the acquisition of CNL effective December 31, 2003 through the merger with Royal, Crown has significantly expanded its business to include management and servicing of commercial and residential real estate interests and financings in Europe. Crown receives revenues for the financial services it provides in the form of third-party asset management and disposition fees, loan servicing fees, interest and investment income. Continuing the trend begun in 2002, U.S. revenues in 2003 increased over the prior year. Management anticipates that the addition of European operations will significantly increase the company's future revenues.

As Crown's U.S. business volumes decreased in recent years, the company restructured operations to better align operating expenses with lower revenues. Consequently, while the company continues to operate at a loss, these losses in the past two years have been steadily and significantly reduced. While recent efforts to increase business in the U.S. have met with limited success, the company has now appreciably expanded its core financial services through the acquisition of CNL and its well-established asset management and loan servicing activities in Europe. This additional business significantly increases the likelihood that the company will begin to operate profitably in the near future. While management is encouraged by this prospect, at the same time, Crown continues to actively consider additional acquisitions, strategic alliances, business combinations or other arrangements or transactions that would further maximize the value of its core businesses and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Even though its revenue base has expanded, Crown continues to have limited liquidity. For the company to successfully operate, it must improve its liquidity through profitable operations, further increases in revenues, infusions of capital, reduced expenses or other means.

- Crown's restructuring and downsizing of U.S. operations have significantly reduced operating losses. The acquisition of CNL and its profitable operations increases the likelihood that the company as a whole will achieve operating profitability, but there can be no assurance of this result.

- While Crown's business volumes in Europe are generally increasing, its domestic business is not growing. If the company cannot successfully expand or redeploy its U.S. business operations, Crown's ability to sustain profitable operations will be impaired.

- Crown's capital resources are very limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

- Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, Crown's ability to obtain new business in certain commercial and residential real estate markets would be impaired.

OUTLOOK

In the U.S., Crown offers third-party asset management and loan servicing that meets the specialized needs of holders of interests in commercial and multifamily real estate. As compared to the prior year, 2003 saw an increase in revenues and a decrease in operating losses. Domestic business volumes are presently not growing, although they do remain generally stable. Management believes there may be new opportunities to manage and service distressed commercial real estate as a result of increased delinquency levels in many asset classes. At the same time, the present environment of low prevailing interest rates, coupled with regulatory and other factors impacting certain assets presently under the company's management, may ultimately lead to a repositioning of various managed assets and a redeployment of asset management and loan servicing resources.

European real estate markets are making growing use of capital markets transactions, including mortgage backed securitizations. Investors require extensive data on the real estate assets underlying such transactions. CNL has been a market leader in Europe in servicing and believes it is well positioned to secure additional business as the market continues to expand. Additionally, the company anticipates that regulatory and economic forces in Europe will lead many financial institutions to either outsource or cease to provide certain services they have traditionally offered. Crown believes it can fill market niches created by this process.

Crown domestic asset management business continues to concentrate on two primary areas: the management of real estate or ownership interests significantly impacted by government programs, subsidies or regulations; and the management of interests in tax-exempt bonds.

The company manages partnership interests and assets associated with several multifamily projects receiving government subsidies and is actively working to reposition those projects. Partnerships Crown controls have securitized four tax-exempt bonds. The company retains a residual interest in the securitization and services the bonds for the trustee of the issuance. Crown is actively analyzing opportunities to realize value from this residual interest. The company also manages tax-exempt bonds for a financial institution and is pursuing additional opportunities in this area.

Asset management activities in Europe are varied and include a chain of grocery stores in Sweden, a golf course in the United Kingdom, numerous parcels of residential real estate and various other real estate and loan interests. Crown's European operations have secured significant asset management business from the privatization of formerly government-held assets as well as the desire of certain entities to no longer have real estate holdings as part of their core business. Management anticipates the company will be able to continue to secure business as a result of these trends.

The company's domestic loan servicing activities are concentrated on loans and securitizations related to commercial real estate. Crown's U.S. operation has upgraded its loan servicing and computer operating systems over the past two years and is seeking additional servicing business. The company continues to operate as a rated servicer in the U.S. and is actively engaged in efforts to remain rated.

In Europe, Crown services a variety of commercial, multifamily and residential loans. The company also receives fees to serve as the standby servicer for several transactions, mainly in the residential market. The company and a partner are developing a master servicing business. Crown is the only loan servicer operating in Europe to receive multiple ratings for both commercial and residential servicing from two rating agencies. Management believes that, to a greater extent than in the past, new servicing opportunities in Europe will call for rated servicers.

The company has historically expended significant operating funds to develop and sustain the human and technological resources necessary to provide sophisticated asset management services and loan servicing to its customers. Similar expenditures will continue to be a high priority in the future.

Crown's mortgage banking in Europe is in its early stages, having commenced the origination in 2003 of non-conforming residential loans for loan conduit and correspondent programs. Crown is seeking to expand this residential loan activity and to commence the origination of commercial loans.

Limited liquidity and capital resources constrain the company's ability to operate and grow its businesses. Crown's low liquidity levels have resulted primarily from a protracted period of low revenues, restructuring activities that settled or compromised various obligations, repayment of debt and recurring operating losses. The company believes that the acquisition of CNL provides a platform for increased revenues and a return to operating profitability. Until the company can demonstrate improved operations to the investment community, it will continue to rely on affiliates for such investment capital as may be necessary. In recent years, the company has received a series of capital infusions from related parties.

Expanding its core asset management and servicing activities to include profitable operations already well under way in Europe opens a new chapter for Crown. The company now intends to utilize its presently limited liquidity and capital resources to attempt to maximize opportunities arising from this expanded base of business. There can be no assurance that the efforts Crown is undertaking will lead to profitable operations or be otherwise successful.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Since the acquisition of CNL and its operating subsidiaries through the merger of Royal into Crown was effective December 31, 2003, results of operations do not include acquired European operations. See, however, "Acquisitions" under "Note 1 - Business Description and Significant Accounting Policies - to Consolidated Financial Statements" for unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of 2002 and 2003.

Total revenues from continuing operations increased $250,169 to $1,015,439 in 2003 from $765,270 in 2002, with the largest increases being attributable to management fees and interest income.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees increased $142,149 to $637,358 in 2003 from $495,209 in 2002. The increase in management fee revenue for the twelve months ending December 31, 2003 is due in large measure to the resolution of one of the assets under Crown's management during the second quarter of 2003.

Loan servicing fees decreased $3,143 to $111,256 in 2003 from $114,399 in 2002. This decrease is due primarily to the reduction of the servicing portfolio due to normal amortization and to payoffs.

Interest income increased $183,462 from $72,423 in 2002 to $255,885 in 2003. The majority of the increase is attributable to the receipt of cash from a residual interest in a tax-exempt housing bond owned by one of Crown's subsidiaries. The receipt of cash came as the result of the sale of one of the underlying collateral properties of the bond during the second quarter of 2003.

Income from partnerships and joint ventures decreased $39,502 to $6,222 in 2003 from $45,724 in 2002. The majority of the decrease is due to the final settlement of a joint venture that occurred during the first quarter of 2002.

Other income decreased $32,797 from $37,515 in 2002 to $4,718 in 2003. The decrease was attributable to several one-time transactions which occurred in 2002, the largest of which was the receipt of $14,000 for the reimbursement of 2001 expenses.

Operating and administrative expense changes were as follows:

                                       2003             2002            $ Change       % Change
                                       ----             ----            --------        --------
Personnel                           $  607,170       $  549,774         $ 57,396          10
Insurance, Professional and Other   $  424,262       $  331,989         $ 92,273          27
Occupancy                           $  119,072       $   78,868         $ 40,204          51
Amortization and Depreciation       $   58,023       $  148,217        ($ 90,194)        (61)
Minority Interest                   $        0       $    5,999        ($  5,999)        100
Total                               $1,208,527       $1,114,847         $ 93,680           8

Personnel expenses increased $57,396 from $549,774 in 2002 to $607,170 in 2003. Increased personnel expenses were primarily due to the addition of contract personnel associated with the Midland arbitration.

Insurance, professional and other costs increased by $92,273 to $424,262 in 2003 from $331,989 in 2002. This increase was primarily attributable to a $50,000 increase in corporate insurance and a $23,000 increase in legal expense, the majority of which was incurred at the subsidiary level in conjunction with the sale of the bond collateral. Also contributing to the increase was the expensing of approximately $13,400 of capitalized servicing costs due to unanticipated loan payoffs. Increases in postage, supplies and moving expenses accounted for the remainder of the increase.

Occupancy cost increased $40,204 from $78,868 in 2002 to $119,072 in 2003. The increase was attributable in part to the discounted settlement of vendor payables in 2002 totaling approximately $37,000. The remainder of the increase was due to increases in office rent.

Amortization and depreciation decreased $90,194 to $50,023 in 2003 from $148,217 in 2002. The decrease is, for the most part, the result of goodwill being fully amortized in 2002 and to the fact that an ever increasing percentage of the Company's fixed assets are becoming fully depreciated.

Minority interest in earnings of subsidiary decreased to $0 in 2003 from $5,999 in 2002. This decrease is the result of the purchase of the minority interest by one of the Company's subsidiaries.

Other comprehensive income decreased to $926 in 2003 from $50,284 in 2002. As discussed under "Other Investments" in Note 1 to the Consolidated Financial Statements, comprehensive income represents the accreting portion of a residual interest in a securitization of tax-exempt bonds and as a result of the sale of a portion of the underlying collateral of the tax-exempt bonds, an adjustment to comprehensive income was required.

Interest expense increased $11,777 from $8,265 in 2002 to $20,042 in 2003. The increase is due to an increase in borrowings during the year.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the acquisition of CNL, cash and cash equivalents increased by $2,034,733 to $2,052,065 in 2003 from $17,332 in 2002. The company's domestic and European operations presently have no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of its operations for the coming year will be sufficient to fund its operating obligations. However, the company will continue to seek to expand revenues from its existing client base while endeavoring to develop new sources of revenue.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $68,448 in 2003. Operating activities used $198,437 in 2002. The slight improvement in use of funds was primarily the result of the reduced net loss in 2003.

Investing activities provided cash of $1,801,663 in 2003. Similar activities used $4,952 in 2002. The 2003 increase was the result of the cash acquired in the corporate acquisition referred to above reduced by the purchase of a new computer network as well as the purchase of the minority interest in a subsidiary. The increase in 2002 was due primarily to the reduction of the restricted cash reserve account.

Financing activities provided $301,518 in cash in 2003. In 2002, financing activities provided $202,703 of cash. The increase in 2003 was the result of a net increase in notes payable. The sources of cash in 2002 included $115,000 from borrowings and $120,000 from the issuance of Series II Preferred, which sources were partially offset by $32,297 in principal payments on notes payable.

                         ITEM 7. - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report...........................................   F-1

Consolidated Balance Sheets, December 31, 2003 and 2002................   F-2

Consolidated Statements of Operations for the years ended
  December 31, 2003 and 2002...........................................   F-3

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 2003 and 2002.....................................   F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002...........................................   F-5

Notes to Consolidated Financial Statements for the years
  ended December 31, 2003 and 2002.....................................   F-6

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2003 consolidated financial statements of Crown NorthCorp Limited, a wholly owned subsidiary operating principally in the United Kingdom, which statements reflect total assets and revenues of 54% and 0%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crown NorthCorp Limited and subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SCHOONOVER BOYER + ASSOCIATES

/s/

Columbus, Ohio
April 13, 2004

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                    2003              2002
                                                                                    ----              ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  2,052,065      $     17,332
  Accounts receivable                                                               2,405,456            34,582
  Prepaid expenses and other assets                                                   368,588            73,718
                                                                                 ------------      ------------

            Total current assets                                                    4,826,109           125,632

PROPERTY AND EQUIPMENT - Net                                                          111,747            17,709

RESTRICTED CASH                                                                       257,490           257,490

OTHER ASSETS
  Investment in partnerships and joint ventures                                       392,985                 -
  Other investments                                                                 1,939,589           742,381
  Loan servicing rights- net of accumulated amortization of $190,597 in 2003        7,017,674           583,710
     and $160,365 in 2002
  Capitalized software cost - net of accumulated amortization of $123,414           1,026,196           131,390
     in 2003 and $152,937 in 2002
  Acquisition costs                                                                     2,091
  Deposits                                                                             42,585             7,466
                                                                                 ------------      ------------
            Total other assets                                                     10,421,120         1,464,947
                                                                                 ------------      ------------
TOTAL                                                                            $ 15,616,466      $  1,865,778
                                                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                                           1,294,202            31,237
  Accounts payable                                                                    638,133           117,313
  Deferred revenue                                                                          -                 -
  Accrued expenses:
    Interest                                                                           10,688             4,769
    Other                                                                             884,875            46,546
                                                                                 ------------      ------------

            Total current liabilities                                               2,827,898           199,865

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                      505,979           190,463
  Allowance for loan losses & other                                                   235,979           235,979
                                                                                 ------------      ------------
            Total long-term obligations                                               741,958           426,442

MINORITY INTEREST                                                                           -            90,154

SHAREHOLDERS' EQUITY:
  Common stock                                                                        152,501            40,949
  Additional paid-in capital                                                       20,058,116         8,924,278
  Accumulated comprehensive income                                                    114,231           113,305
  Accumulated deficit                                                              (8,101,180)       (7,862,162)
  Treasury stock, at cost                                                            (177,058)          (67,053)
                                                                                 ------------      ------------

            Total shareholders' equity                                             12,046,610         1,149,317
                                                                                 ------------      ------------

TOTAL                                                                            $ 15,616,466      $  1,865,778
                                                                                 ============      ============

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                2003              2002
                                                                ----              ----
REVENUES:
  Management fees                                           $    637,358      $    495,209
  Loan servicing fees, net                                       111,256           114,399
  Interest income                                                255,885            72,423
  Income from partnerships and joint ventures                      6,222            45,724
  Gain on sale of servicing rights                                     -                 -
  Other                                                            4,718            37,515
                                                            ------------      ------------
            Total revenues                                     1,015,439           765,270
                                                            ------------      ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                      607,170           549,774
  Insurance, professional and other                              424,262           331,989
  Occupancy                                                      119,072            78,868
  Depreciation and amortization                                   58,023           148,217
  Minority interest in earnings of subsidiary                          0             5,999
                                                            ------------      ------------
            Total operating and administrative expenses        1,208,527         1,114,847
                                                            ------------      ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST EXPENSE                                        (193,087)         (349,577)

INTEREST EXPENSE                                                  20,042             8,265
                                                            ------------      ------------

NET LOSS                                                        (213,129)         (357,842)

OTHER COMPREHENSIVE INCOME
 Unrealized Gain                                                     926            50,284
                                                            ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                 $   (212,203)     $   (307,558)
                                                            ============      ============

LOSS PER SHARE - BASIC AND DILUTED                          $      (0.02)     $      (0.03)
                                                            ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                           12,164,480        11,679,929
                                                            ============      ============

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                  Common Stock
                                                                                    Shares
                                                                                    Issued        Amount
                                                                                    -------       -------
BALANCE, DECEMBER 31, 2001                                                        12,222,851      35,748

       Net loss
       Accumulated comprehensive income
       Cumulative effect on prior earnings due to accounting change
       Issuance of common stock                                                      520,000       5,200
       Issuance of preferred stock

                                                                                 -----------------------
BALANCE, DECEMBER 31, 2002                                                        12,742,851      40,948

       Net loss
       Purchase accounting and audit adjustments                                                 (12,397)
       Purchase of Royal                                                          12,000,000     120,000
       Dividends paid
       Accumulated comprehensive income
       Purchase of minority interest
       Issuance of common stock                                                      395,000       3,950
       Net effect of reverse stock split/conversion                               (9,887,735)
                                                                                 -----------------------
BALANCE, DECEMBER 31, 2003                                                        15,250,116     152,501
                                                                                 =======================

                                                                                        Convertible Preferred Stock
                                                                        ----------------------------------------------------------
                                                                           Series CC           Series DD           Series EE
                                                                        ----------------------------------------------------------
                                                                        Shares             Shares              Shares
                                                                        Issued    Amount   Issued    Amount    Issued       Amount
                                                                        -------   ------   -------   -------   -------      ------
BALANCE, DECEMBER 31, 2001                                                    1                  1                  1

       Net loss
       Accumulated comprehensive income
       Cumulative effect on prior earnings due to accounting change
       Issuance of common stock
       Issuance of preferred stock                                                               -                  -
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                                    1        -         1       -          1          -

       Net loss
       Purchase accounting and audit adjustments
       Purchase of Royal                                                      -                 (1)
       Dividends paid
       Accumulated comprehensive income
       Purchase of minority interest
       Issuance of common stock
       Net effect of reverse stock split/conversion                          (1)                                   (1)
                                                                        --------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                                    -        -         -       -          -          -
                                                                        ========================================================

                                                                                          Convertible Preferred Stock
                                                                                    -----------------------------------------
                                                                                         Series FF               Series GG
                                                                                    -----------------------------------------
                                                                                    Shares                   Shares
                                                                                    Issued       Amount      Issued    Amount
                                                                                    -------      -------     -------   ------
BALANCE, DECEMBER 31, 2001                                                               1                        1

       Net loss
       Accumulated comprehensive income
       Cumulative effect on prior earnings due to accounting change
       Issuance of common stock
       Issuance of preferred stock                                                       -                        -
                                                                                  -------------------------------------------
BALANCE, DECEMBER 31, 2002                                                               1          -             1         -

       Net loss
       Purchase accounting and audit adjustments
       Purchase of Royal                                                                (1)
       Dividends paid
       Accumulated comprehensive income
       Purchase of minority interest
       Issuance of common stock
       Net effect of reverse stock split/conversion                                                              (1)
                                                                                  -------------------------------------------
BALANCE, DECEMBER 31, 2003                                                               -          -             -         -
                                                                                  ===========================================

                                                                                         Convertible Preferred Stock
                                                                                  -----------------------------------------
                                                                                      Series HH              Series II
                                                                                  -----------------------------------------
                                                                                  Shares                 Shares
                                                                                  Issued    Amount       Issued      Amount
                                                                                  -------   -------      -------     ------
BALANCE, DECEMBER 31, 2001                                                           15

       Net loss
       Accumulated comprehensive income
       Cumulative effect on prior earnings due to accounting change
       Issuance of common stock
       Issuance of preferred stock                                                    -                      12
                                                                                 --------------------------------------------
BALANCE, DECEMBER 31, 2002                                                           15        -             12          -

       Net loss
       Purchase accounting and audit adjustments
       Purchase of Royal                                                            (15)                    (12)
       Dividends paid
       Accumulated comprehensive income
       Purchase of minority interest
       Issuance of common stock
       Net effect of reverse stock split/conversion
                                                                                 --------------------------------------------
BALANCE, DECEMBER 31, 2003                                                            0        -              -          -
                                                                                 ============================================


                                                                                     Additional                     Accumulated
                                                                                     Paid-In       Accumulated     Comprehensive
                                                                                     Capital         Deficit          Income
                                                                                     --------        -------          ------

BALANCE, DECEMBER 31, 2001                                                          8,757,479      (7,420,525)

       Net loss                                                                                             -
       Accumulated comprehensive income                                                              (357,842)         63,020
       Cumulative effect on prior earnings due to accounting change                                   (83,795)         50,285
       Issuance of common stock                                                        46,800
       Issuance of preferred stock                                                    120,000
                                                                                   ------------------------------------------
BALANCE, DECEMBER 31, 2002                                                          8,924,279      (7,862,162)        113,305

       Net loss                                                                             -        (213,129)
       Purchase accounting and audit adjustments                                       12,397               -
       Purchase of Royal                                                           11,074,196               -
       Dividends paid
       Accumulated comprehensive income                                                                     -             926
       Purchase of minority interest                                                   11,694         (25,889)
       Issuance of common stock                                                        35,550
       Net effect of reverse stock split/conversion                                         -
                                                                                   ------------------------------------------
BALANCE, DECEMBER 31, 2003                                                         20,058,116      (8,101,180)        114,231
                                                                                   ==========================================


                                                                                                                   Total
                                                                                  Treasury Stock                 Shareholders'
                                                                                     Shares            Amount      Equity
                                                                                     ------            ------      ------

BALANCE, DECEMBER 31, 2001                                                           (682,073)        (67,053)    1,305,649
                                                                                                                          -
       Net loss                                                                                                           -
       Accumulated comprehensive income                                                                            (244,537)
       Cumulative effect on prior earnings due to accounting change                                                 (83,795)
       Issuance of common stock                                                                                      52,000
       Issuance of preferred stock                                                                                  120,000
                                                                                 ------------------------------------------
BALANCE, DECEMBER 31, 2002                                                           (682,073)        (67,053)    1,149,317

       Net loss                                                                                                    (213,129)
       Purchase accounting and audit adjustments                                                                          -
       Purchase of Royal                                                           (1,125,803)       (110,005)   11,084,191
       Dividends paid                                                                                                     -
       Accumulated comprehensive income                                                                                 926
       Purchase of minority interest                                                                                (14,195)
       Issuance of common stock                                                             -               -        39,500
       Net effect of reverse stock split/conversion                                   613,866                             -
                                                                                 ------------------------------------------
BALANCE, DECEMBER 31, 2003                                                         (1,194,010)       (177,058)   12,046,610
                                                                                 ==========================================


CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                 2003           2002
                                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $   (213,129)   $   (357,842)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                  92,687         183,238
    Equity in income from investment in partnerships and joint ventures                                 -         (45,724)
    (Gain) loss on disposal of equipment                                                           13,411           2,806
    Minority interest in earnings                                                                       -           5,999
    Deferred revenue                                                                                    -          (2,739)
    Payment of board of directors' fees by the issuance of common stock                            39,500          52,000
    Change in operating assets and liabilities: net of effects from purchase of subsidiary
      Accounts receivable                                                                          (1,492)         17,941
      Prepaid expenses and other assets                                                            (7,502)        (17,606)
      Accounts payable and accrued expenses                                                         8,077         (36,510)
                                                                                             ------------    ------------
            Net cash used in operating activities                                                 (68,448)       (198,437)
                                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                             (124,945)         (1,115)
  Purchase of minority interest                                                                  (111,694)
  Increase in additional paid in capital                                                           11,694
  Net cash acquired in (paid for) corporate acquisition                                         1,984,480
  Distribution from D-Certificate                                                                  45,062           4,642
  Decrease (increase) in restricted cash                                                                -         259,692
  Increase in loan loss reserve                                                                         -        (264,021)
  Deposits                                                                                         (2,934)         (4,150)
                                                                                             ------------    ------------
            Net cash provided by (used in) investing activities                                 1,801,663          (4,952)
                                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                     337,877         115,000
  Principal payments on notes payable                                                             (36,359)        (32,297)
  Issuance of common stock                                                                              -         120,000
                                                                                             ------------    ------------

            Net cash provided by (used in)  financing activities                                  301,518         202,703
                                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                               2,034,733            (686)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   17,332          18,018
                                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  2,052,065    $     17,332
                                                                                             ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest                                                                   $     13,607    $      3,698
    Notes payable for settlement of general payables                                         $          -          53,997

Non-cash investing and financing activities

Corporate acquisition:
    Accounts receivable                                                                      $  2,369,382
    Prepaid expenses                                                                              287,369
    Property and equipment - net                                                                   38,362
    Investments                                                                                 2,554,485
    Loan servicing rights capitalized                                                           6,482,041
    Other Assets                                                                                  917,836
    Accounts payable and accrued expenses                                                      (1,361,992)
    Other long term debt                                                                       (1,271,963)
                                                                                             ------------
        Net assets acquired net of cash acquired                                               10,015,520

Amount financed
    Common stock - net of treasury shares                                                     (12,000,000)
                                                                                             ------------
        Net cash (acquired in) paid for acquisition                                          $ (1,984,480)
                                                                                             ============

See notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements included the accounts of Crown NorthCorp and its majority-owned subsidiaries (collectively, the Company). Investments in majority-owned affiliates where the Company does not have a majority voting interest and non-majority owned affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

         Business Description

         The Company is a financial services company providing comprehensive asset management and risk management services to owners and operators of commercial real estate interests. Assets managed are located throughout the United States and Europe and include commercial and residential real estate, performing and non-performing real estate and commercial loans, partnership investments and other miscellaneous assets. The Company also originates residential loans for non-conforming borrowers within the United Kingdom. The loans are simultaneously sold to investors with the servicing rights being retained by the Company.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Accounts Receivable

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a reserve for uncollectible accounts, based upon its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the reserve account. Changes in the reserve have not been material to the financial statements.

         Depreciation

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Capitalized Software Costs

         The Company follows the accounting guidance as specified in Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company capitalizes significant costs in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

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

         Other Investments

         During the first quarter of 2002 the Company made adjustments to its books to give effect to two changes in accounting method. The first adjustment was to consolidate a previously unconsolidated entity, CRS Bond Portfolio, L.P. ("CRS I"). CRS I is owned 50% by two Crown subsidiaries and 50% by an unrelated entity. One of the Crown entities is also CRS I's managing general partner. Since the Crown entities can be deemed to control CRS I it is appropriate that the financial statements of CRS I be consolidated into the financial statements of the Company. The adjustments made in the first quarter of 2002 to reflect this consolidation were an increase in cash of $907, an increase in the investment account of

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Other Investments - Continued

         $77,136 and an increase in minority interest liability of $87,084. Effective January 2003, one of the Company's subsidiaries purchased the minority interest in CRS I. The purchase price of $100,000 was paid in two installments with the final installment being due in December 2003.

         The second adjustment was to change the method by which subsidiaries of the Company account for their investment in CRS I and CRS Bond Portfolio II L.P. ("CRS II"). These subsidiaries had previously accounted for their investment in CRS I and CRS II using the equity method. The characteristics of the sole asset of CRS I and CRS II, a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects ("Other investments"), have led management to view the investment as having two components: an amortizing semi-annual cash flow portion and an accreting real estate portion. The Company is now accounting for the cash flow component using the effective interest method as required by EITF 99-20. Management's estimate of the value of the accreting portion of the investment is $4,525,000, discounted to present value. The increase in the accreting portion of the investment will be reflected in comprehensive income in accordance with SFAS 130. The accounting entries to reflect these adjustments resulted in an increase in comprehensive income of $63,020 and a decrease in retained earnings of $83,795.

         During 2003, one of the multifamily projects collateralizing the tax-exempt bonds was sold. Consequently, management revised their estimate of the accreting portion of the investment to $3,760,000, discounted to present value.

         Reserve for Loan Losses

         The Company established an allowance for loan losses to provide for estimated losses in acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (See Note 4). At the time, a reserve balance was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. Charges against the reserve in 2003 and 2002 were $0 and $264,021, respectively.

         Income Taxes

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Earnings Per Share of Common Stock

         As the Company incurred net losses in 2003 and 2002, there are no potential common shares to be included in the computation of diluted per-share amounts, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share".

         Loan Servicing Fees

         Loan servicing fees are recognized as earned under the terms of the related servicing contract.

         Management Fees

         Management fees are recorded as services required under the contracts are performed, and are based on a percentage applied to the aggregate value of assets managed, as assigned in the contracts, or on original base monthly amounts, as defined in the contracts. Upon each disposition, withdrawal or addition of an asset or asset group, the management fee is adjusted to reflect the change in aggregate value of the assets. Management fees are calculated on a daily basis as set forth in the contracts.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Foreign Currency Translation

         Results of operations for the Company's non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the average monthly exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss). The effect of changes in exchanges rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses).

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Standards

         SFAS No. 149 "Amendment to Statement 133 on Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 did not have any impact on the results of operations or financial position of the Company.

         SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board in July 2001. SFAS No. 141 requires that purchase method of accounting be used for all business combinations entered into after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations ceased upon SFAS No. 142, which for Company was January 1, 2002. The adoption of this standard did not materially impact the Company's financial position, results of operations or cash flows.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Recently Issued Accounting Standards - Continued

         FAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued by the Financial Accounting Standards Board in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS No. 150, requires disclosures regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS No. 150, was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the Company's results of operation or financial position.

         FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" was issued by the Financial Accounting Standards Board in November 2002. FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 as of January 1, 2003 did not have a material impact on the financial position or results of operations of the Company.

         In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", ("FIN 46R"), which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period after March 15, 2004, except that all public companies must at minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on the Company's financial statements. (See Note 13).

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT
         ACCOUNTING POLICIES - Continued

         Reclassifications

         Certain reclassifications of prior year amounts have been made to conform with current year presentation.

         Acquisitions

         Effective December 31, 2003, the Company acquired 100% of the issued and outstanding stock of Royal Investments Corp ("Royal") for 12,000,000 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations will be reflected in the financial statements from January 1, 2004 forward. Preliminarily, the net book value of the acquired assets and liabilities are considered to be fair value. Royal was a Delaware corporation whose sole shareholder was the Company's chairman and chief executive officer.

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of 2003 and 2002:

                                  2003                       2002
                                  ----                       ----
Revenue                       $ 11,875,202               $   14,353,801
Expenses                         8,885,669                    8,383,221
                              ------------               --------------
Net income                    $  2,989,533               $    5,970,580
                              ============               ==============

Earnings per share            $       0.21                         0.44
                              ============               ==============

         The pro forma consolidated results do not purport to be indicative of results that would have occurred had the transactions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 2 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

         Property and equipment consists of the following at December 31:

                                        2003                 2002
                                        ----                 ----
Furniture and equipment            $      272,234        $    513,005
Less accumulated depreciation            (160,487)           (495,296)
                                   --------------        ------------
Property and equipment - net       $      111,747        $     17,709
                                   ==============        ============

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 2 - PROPERTY AND EQUIPMENT AND CAPITALIZED
         SOFTWARE COSTS - Continued

         During 2003, the Company acquired $38,362 of furniture and equipment due to the merger with Royal Investments, Corp., a Delaware corporation ("Royal"). The fair value assigned to the furniture and equipment approximated the net carrying value of the fixed assets at the date of the acquisition. Accordingly, these costs have been included in Property and Equipment - net on the balance sheet.

         Capitalized software amortization expense was $42,483 and $53,902 for 2003 and 2002, respectively. Capitalized software costs of $883,560 were acquired in the merger of Royal. The fair value assigned to the capitalized software costs approximated the net carrying value of the capitalized software cots at the date of the acquisition. Accordingly, these costs have been included in Capitalized Software Costs on the balance sheet.

NOTE 3 - INVESTMENTS IN AFFILIATES AND JOINT VENTURES

         The Company has investments in affiliates that are accounted for using the equity method of accounting. The investments were acquired in the merger with Royal, effective December 31, 2003.

         TITRISATION BELGE-BELGISCHE EFFECTISERING SA/NV

         In October 2003, CMM acquired 75% of the shares in Titrisation Belge-Belgische Effectisering SA/NV "TBE" for 110% of the net asset value at September 30, 2003, approximately $532,300. Fortis Bank acquired their 25% share. CMM and Fortis agreed to jointly own TBE with a view of developing its master servicing business. Within a few days of the original transaction, CMM sold 25% of its share to Fortis for $177,434 thereby creating a 50/50 joint venture.

         Summarized condensed financial information of TBE, a 50% owned corporate joint venture accounted for by the equity method follows:

Balance sheet at December 31, 2003
Assets:
   Current assets                                $845,165
Liabilities:
   Current liabilities                           $170,757

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 4 - DISCOUNTED OPERATIONS AND DISPOSITIONS

         In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program. Pursuant to the sale agreement, $500,000 was retained as a cash reserve, to offset losses incurred or sustained by the purchased by reason of or associated with the mortgage loans. These funds are to be held in an escrow account until all of the mortgage loans have been paid off. During 2002, the purchaser incurred losses in the portfolio of $264,021.

NOTE 5 - LONG-TERM DEBT

         Long term debt consists of the following at December 31:

                                                                                2003           2002
                                                                                ----           ----
U.S. Promissory Note to majority shareholder, interest at 6% payable
quarterly, principal and accrued interest payable December 31, 2005          $   500,000    $   167,245

U.K. Promissory Note to majority shareholder, interest at 6% principal and
accrued interest payable December 31, 2004, if funds available                 1,271,964              -

U.S. Promissory Note, 6% interest, payable in monthly installments of
$1,514 including interest until April 1, 2005                                     23,217         39,455

U.S. Promissory Note, 6% interest, payable in quarterly installments of
$5,000 including interest until September 30, 2003                                 5,000         15,000
                                                                             -----------    -----------

                                                                               1,800,181        221,700
      Less: current maturities                                                (1,294,202)       (31,237)
                                                                             -----------    -----------

                                                                             $   505,979    $   190,463
                                                                             ===========    ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 5 - LONG TERM DEBT - Continued

         Future debt maturities at December 31 are as follows:

2004                                   $   1,294,202
2005                                         505,979
2006                                               -
2007                                               -
2008                                               -
Thereafter                                         -
                                       -------------
                                       $   1,800,181
                                       =============

NOTE 6 - LEASES

         The Company, in its operations, leases office facilities located in Columbus, Ohio; Austin, Texas; and London, Ipswich and Farnham, England. All leases in effect at December 31, 2003, which expire on various dates through February 2010, have been classified as operating leases. Rent expense for the years ending December 31, 2003 and 2002 was approximately $ 57,000 and $52,000 respectively.

         Minimum future rentals under these non-cancelable lease agreements are as follows:

                Commitments      Sublease           Net
                -----------      --------           ---
2004            $ 198,844       $ (59,161)      $ 139,683
2005              198,918         (59,161)        139,757
2006              198,330         (59,161)        139,169
2007               94,298         (14,790)         79,508
2008               64,762               -          64,762
Thereafter         70,159               -          70,159
                ---------       ---------       ---------
                $ 825,311       $(192,273)      $ 633,038
                =========       =========       =========

         The Company has entered into agreements to sublease office spaces that are included above. These sublease agreements were acquired as part of the merger with Royal and accordingly no rental income was recognized in the income statements during 2003 and 2002.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 7 - RELATED PARTY TRANSACTIONS

         MERGER TRANSACTION WITH ROYAL AND RELATED TRANSACTIONS

         Effective December 31, 2003, Crown acquired all of the issued and outstanding stock of Royal, of which Mr. Roark was the sole shareholder. Mr. Roark recused himself from all deliberations and votes of Crown's board of directors on the merger transaction. Royal operated through subsidiaries and affiliates, including but not limited to Crown NorthCorp Limited ("CNL") and Crown Mortgage Management ("CMM"), providing loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, Crown acquired these European operations.

         In conjunction with the merger transaction, Crown's board of directors has also authorized stock split transactions. (See Note 8).

         In exchange for all of the issued and outstanding stock of Royal, Mr. Roark received 12,000,000 shares of Crown's common stock. The principle followed in determining the amount of consideration was arm's length negotiation. The approximately 1,125,803 shares of Crown common stock held by Royal become treasury stock of Crown.

         Prior to the merger transaction, Royal distributed to Mr. Roark, as its sole shareholder, all of Royal's assets other than the Crown common stock held by Royal and Royal's ownership of all of the stock of CNL, which subsidiary conducts the European operations acquired by the company. Simultaneously, Mr. Roark assumed all of Royal's liabilities and indemnified Crown from any losses arising from Royal's operations.

         At the time of the merger transaction, Crown owed Royal $500,000 plus interest under an unsecured promissory note, representing operating funds Royal has advanced to Crown from time to time. Royal distributed this promissory note to Mr. Roark as described above so that Crown now owes this indebtedness to Mr. Roark personally. Crown and Mr. Roark, through arm's length negotiations, have revised the repayment terms. The indebtedness remains unsecured.

         Also at the time of the merger transaction, CMM owed Royal $1,271,964. Royal distributed this promissory note to Mr. Roark so that CMM now owes this indebtedness to Mr. Roark personally. (See Note 5).

         Royal owned one "B" preference share in Crown Properties Holding AB ("CPH"), entitling it to approximately 27% of the profit distribution from CPH. This preference share was another one of the assets distributed from Royal to Mr. Roark at the time of the merger. CMM has an asset management contract to manage the assets held by CPH. The incentive fee attainable under this contract may not exceed profits distributed to holders of preference shares, including Mr. Roark. (See
         Note 13).

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 7 - RELATED PARTY TRANSACTIONS - Continued

         Mr. Roark and Crown, following arm's length negotiations, have entered into an employment contract calling for Mr. Roark to continue to serve as Crown's chairman and chief executive officer. The agreement, which is for a term expiring December 31, 2004, provides for a base salary of $100,000 plus incentive compensation.

         PREFERRED STOCK

         The company has issued the following series of convertible preferred stock to affiliates of Mr. Roark: one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 12 shares of Series II Convertible Preferred Stock in exchange for $120,000 cash. (See Note 8). Each of these issuances has been converted to common stock in accordance with the terms of the respective issuances.

         OTHER TRANSACTIONS AND RELATIONSHIPS

         In 2003, Crown's management asked Grace Jenkins, a member of the Company's board of directors, to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in dealings with Midland Loan Services. During 2003, Crown paid Ms. Jenkins $70,000 for services rendered.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 8 - SHAREHOLDERS' EQUITY

         At December 31, 2003 and 2002, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized share of its preferred stock.

         On December 31, 2003, the holders of all seven outstanding issuances of Crown's preferred stock (Series CC, DD, EE, FF, GG, HH and II Convertible Preferred Stock) converted those issuances to Common Stock. The company has no preferred stock outstanding.

         During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase, after accounting for the splits of the company's Common Stock effective December 31, 2003, up to 49,000 shares of common stock at $.70 per share. All of these warrants are exercisable.

         A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 10,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2003.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Application of this accounting policy would have had a negligible effect on the accompanying financial statements for 2003 and 2002.

NOTE 9 - BENEFIT PLANS

         The Company sponsors a defined contribution retirement plan for certain of its U.S. employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $2,425 and $1,812 in 2003 and 2002, respectively.

         The Company subsidiary in the United Kingdom sponsors a defined contribution retirement plan for its employees. The Company will match the employee's contributions to the plan up to a maximum of 5% per year. The plan is available to all full time employees. The Company contributed $53,253 and $50,379 during 2003 and 2002, respectively.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 10 - INCOME TAXES

         For the years ended December 31, 2003 and 2002, the components of income tax expense consisted of the following:

            2003        2002
            ----        ----
Current    $    -     $     -
Deferred   $    -     $     -

         The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings (loss) from continuing operations as follows:

                                               2003          2002
                                               ----          ----
Income tax benefit at statutory rate        $ (72,149)     $(104,570)
Amortization of loan servicing rights          (9,757)       (14,194)
Amortization of software                       (8,891)        (7,047)
Tax-exempt income                             (74,955)             -
Other, net                                         48            165
Comprehensive income                             (315)       (17,097)
Increase in valuation allowance               166,021        134,708
                                            ---------      ---------
Total income tax benefit                    $       -      $       -
                                            =========      =========

At December 31, 2003 and 2002, the Company had recorded a net deferred tax asset as follows:

                                        2003             2002
                                        ----             ----
Assets
   Operating loss carry-forward      $ 2,800,398      $ 2,638,498
   Valuation allowance                (2,739,042)      (2,573,021)
                                     -----------      -----------
   Total assets                           61,534          132,245
                                     -----------      -----------

Liabilities:
   Deferred loan servicing               (55,405)         (91,303)
   Software amortization                  (5,949)         (41,042)
                                     -----------      -----------
         Total liabilities               (61,354)        (132,245)
                                     -----------      -----------

Net deferred tax asset               $         -      $         -
                                     ===========      ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 11 - CONTINGENCIES

         The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially effect the consolidated financial statements of the Company.

         The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 11 employees may be entitled to receive severances based upon a formula taking into service years and weekly pay. The total payout is capped at a maximum two years of pay. At December 31, 2003, this liability is approximately $647,000.

NOTE 12 - MORTGAGE SERVICING FOR OTHERS

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $3,970 million and $81 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 the Company was also the standby servicer for loans with an aggregate unpaid principal balance of $3,095 million.

         Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $2 million and $1 million at December 31, 2003 and 2002, respectively.

         Mortgage servicing rights of $7.2 million and $.6 million were capitalized as of December 31, 2003 and 2002, respectively.

NOTE 13 - VARIABLE INTEREST ENTITIES

         As of December 31, 2003, the Company has relationships with two variable interest entities where the Company is deemed not to be the primary beneficiary. In accordance with FIN 46, these two entities are not included in the consolidated financial statements.

         CROWN EUROPEAN HOLDINGS LIMITED

         In May 2003, Crown Properties Holding AB "CPH", Crown Fastighter AB, HVB Real Estate Investment Banking Limited, Bayerische Hypo-und Vereinsbank Aktiengesellschaft, Real Estate Scandinavia, Stockholm Branch, and certain other parties entered into a $79,000,000 facilities agreement.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 13 - VARIABLE INTEREST ENTITIES - Continued

         Royal and CNL used the above funds to purchase the entire issued share capital of Axfood Fastigheter AB from Axfood AB, a Swedish company that operates supermarket properties throughout Sweden. CNL contributed an additional $5,834,000 by way of $3,500,000 in equity in CPH and a subordinated loan of $2,300,000, originally advanced by Royal to CNL.

         In September 2003, CNL refinanced the majority of their investment in CPH by using $4,200,000 advanced from Kenmore Scandinavian, a Kenmore Properties Group company (a third party Scottish based property investment company). Crown European Holdings Limited ("CEH") used the funds to purchase the entire issued share capital of CPH and to acquire the subordinated loan by CNL to CPH. Kenmore's loan was secured by a debenture and they received 3 "A" preference shares carrying rights to the profit distribution from CPH in the proportion of their loans, approximately 73%. Royal received one "B" preference share with carrying rights to the profit distribution from CPH, approximately 27%. This share was transferred to Ronald E. Roark, the Company's Chairman, as part of the merger of Royal.

         In addition, CNL pledged its ordinary stock in CEH as additional security. Thus, Kenmore has the voting control of the ordinary share of CEH via the security agreement.

         The Crown group can earn income under an Asset Manager agreement in four ways:

                  1. Annual management fee based as a percentage of the asset value

                  2. Approximately $13,600 per month to cover management costs

                  3. Subject to board approval, 1% of the gross sales price of any assets sold

                  4. Promote fee as a percentage of net distributions if ROCE excess 20% per annum. However, the promote fee will not exceed the amounts paid out in distributions to Kenmore and Mr. Roark.

         The Servicing Agreement is deemed to be a variable interest. The Crown group has only its equity investment at risk in the CEH venture. The equity investment is one Pound Sterling. CMM is not deemed to be the primary beneficiary because of the significant rights and risks assumed by Kenmore pursuant to the transaction documents. Due to Kenmore's voting rights via the security agreement, Kenmore can terminate the Asset Manager agreement at any time. In addition, Kenmore must approve the operating budget, any capital expenditure, any disposals of assets, any borrowings, and any factoring or discounting of debt. Also, there is no financial recourse to CNL. And Kenmore, through the 73% preferred share dividend would absorb a majority of CEH's expected losses/residual returns.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 13 - VARIABLE INTEREST ENTITIES - Continued

         ROOFTOP MORTGAGES LIMITED

         In September 2003, Crown Asset Management Limited "CAM" formed a 100% owned corporation known as Rooftop Mortgages Limited "Rooftop". Rooftop has 1,000 common shares authorized at one Pound Sterling per share. At December 31, 2003 there is 1 share issued and outstanding which is owned by CAM.

         Rooftop operates as a sub-prime residential lender in England, Wales, Scotland and Northern Ireland and as such is a party to agreements for the origination and sale of loans. Pursuant to the terms of a Mortgage Warehouse Facility and related transaction documents Rooftop has agreed to transfer certain rights and transfer certain risks normally belonging to a stockholder under the terms of a Mortgage Sale Agreement, such that it would not be appropriate to fully consolidate Rooftop into the Crown group. CAM is not deemed to be the primary beneficiary because of the significant rights and risks transferred pursuant to the transaction documents. Examples of some of the rights of a stockholder that have been foregone are the right to transfer CAM's shares without prior consent, additional shares cannot be issued, Rooftop cannot engage in any other business and Rooftop cannot create any subsidiary companies without consent.

         Despite the restrictions that make consolidation inappropriate, the Crown group has a substantial financial interest in Rooftop and its business, by virtue of the servicing income to be generated for CMM, other fees generated from the loans originated that are payable by borrowers and profits to be generated from securitization of the loans originated. The Servicing Agreement is deemed to be a variable interest.

         Rooftop's ongoing operational costs are met from a $1,400,000 working capital facility provided by a Funder, which Rooftop's directors consider to be adequate for current and foreseeable requirements. There is no financial recourse to CAM related to this working capital facility. But, in the event of certain types of default defined in the transaction documents, CAM may become obliged to transfer the stock in Rooftop to the Funder for nominal consideration as collateral supporting the obligations to the Funder.

NOTE 14 - FAIR VALUE

         The Company is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These disclosures do not attempt to estimate or represent the Company's fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments. The fair value amounts disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions and other factors. Estimated fair value amounts in theory represent the amounts for which financial instruments could be exchanged in transactions between willing parties.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

NOTE 14 - FAIR VALUE - Continued

         Estimated Fair values:

                                                      2003                                  2002
                                          ------------------------------        -----------------------------
                                            Carrying          Estimated          Carrying          Estimated
                                             Value           Fair Value           Value            Fair Value
                                          -----------        -----------        -----------       -----------
Financial assets:
   Cash and other short term
         financial instruments            $ 2,309,554        $ 2,309,544        $   274,822       $   274,822
   Investments                                693,899            693,899            742,381           742,381
   Loans                                    3,650,851          3,650,851                  -                 -
   Allowance for losses                    (2,405,160)        (2,405,160)                 -                 -
   Servicing Rights                         7,017,674          7,017,674            583,710           583,710
Financial liabilities:
   Short term financial instruments         1,294,202          1,294,202             31,237            31,237
   Long term debt                             505,977            505,977            190,463           190,463

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. - CONTROLS AND PROCEDURES

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on December 31, 2003 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

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

The directors and executive officers of the company as of March 20, 2004 are as follows:

NAME                       AGE         POSITION WITH COMPANY
----                       ---         ---------------------
Ronald E. Roark            54          Chairman, Chief Executive Officer and Director
Gordon V. Smith            71          Director
David K. Conrad            47          Director
Grace Jenkins              52          Director
Paul Morris                49          Managing Director of CMM
Peter Walker               40          Finance Director and Chief Operating Officer of CNL
Jonathan Naylor            48          Group Operations and Development Manager of CMM
David Scrivener            42          Secretary and Finance Manager of CNL
Rick Lewis                 50          Vice President, Treasurer and Chief Financial Officer of Crown
Stephen W. Brown           53          Secretary of Crown

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of March 20, 2004.

RONALD E. ROARK has served as Chairman of the Board of Directors of the company since August 4, 1994 and as Chief Executive Officer since September 1, 2000. He served as President of Royal and Managing Member of Tucker Holding Company, Ltd. from 1995 to

December 31, 2003; since 1979, he has been President of Brookville Associates, Inc.

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

GRACE JENKINS has served as a director of Crown since October 30, 2000. From February 2001 to April 2003, she served as IT Process Group Leader and Senior IT Leader of American Electric Power. From March 6, 1997 until September 1, 2000, she served as Executive Vice President of Crown. She served as a Vice President of the company from September 13, 1994 to that date.

PAUL MORRIS has served as managing director of CMM since September 1999. Prior to that time, he was founding director of Commercial Mortgage Systems and the former managing director of Wilshire's servicing company in the United Kingdom.

PETER WALKER has served since 1998 as finance director and, since March 1999, as chief operating officer of CNL. Prior to that, he served in the Corporate Recovery Department of Ernst & Young.

JONATHAN NAYLOR has served as group operations and development manager for CNL since September 2002. Prior to that time, he served as managing director of Criterion Asset Management.

DAVID SCRIVENER has managed corporate and client reporting functions for CNL for approximately twenty years and, since September 1999, has served as corporate secretary and finance manager.

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

Audit Committee Financial Expert

The company's board of directors has determined that Mr. Smith, an independent director, serves as the Audit Committee financial expert.

Code of Ethics

Crown has adopted a code of ethics applicable to its principal executive, financial and accounting officers. A copy of the code appears as an exhibit to this report.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information for the year ended December 31, 2003 with respect to Crown's Chief Executive Officer and the next four most highly compensated executive officers other than the Chief Executive Officer.

                                      YEAR ENDED                                    ALL OTHER
               NAME                   DECEMBER 31    SALARY         BONUS         COMPENSATION
               ----                   -----------    ------         -----         ------------
Ronald E. Roark,                         2003       $      0       $      0       $     10,000
Chairman and                             2002       $      0       $      0       $     10,000
CEO (1)                                  2001       $      0       $      0       $     10,000

Paul Morris, Managing Director of        2003       $163,464       $ 49,039       $          0
CMM                                      2002       $148,973       $ 75,125       $          0
                                         2001       $139,176       $      0       $          0

Peter Walker, Finance Director           2003       $125,867       $ 49,039       $          0
and Chief Operating Officer, CNL         2002       $114,002       $ 75,125       $          0
                                         2001       $105,560       $      0       $          0

Jonathan Naylor, Group Operations        2003       $147,118       $      0       $          0
and Development Manager, CNL             2002       $135,225       $      0       $          0

David Scrivener, Secretary and           2003       $ 83,366       $ 20,433       $          0
Finance Manager of CNL                   2002       $ 68,364       $ 30,050       $          0
                                         2001       $ 62,280       $  2,880       $          0


(1) Mr. Roark has served as Chairman of the company since August 4, 1994 served as its CEO from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage premiums and disability insurance premiums on his behalf. Since June 2000, Mr. Roark has drawn no salary from the company. In conjunction with the Royal merger transaction, Mr. Roark has entered into an employment agreement with the company providing for an annual salary of $100,000 plus incentive compensation based on Crown's earnings.

Each director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended, plus expenses. The company makes retainer and attendance payments to directors quarterly. At the company's election, payments are either in cash or in the form of common stock based generally on the closing price of the common stock on the last day of a quarter, with a floor price of $1.00 per share.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information regarding the common stock as of March 20, 2004 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                   NUMBER OF SHARES      APPROXIMATE
           NAME                                    OF COMMON STOCK     PERCENT OF CLASS
           ----                                    ---------------     ----------------
Ronald E. Roark                                       10,909,157            77.3%
Gordon V. Smith(1)                                       407,606             2.9%
Grace Jenkins(2)                                          62,000              (6)
David K. Conrad (3)                                       46,700              (6)
Paul Morris (4)                                          350,000             2.5%
Peter Walker (4)                                         350,000             2.5%
Jonathan Naylor (4)                                            0             n/a
David Scrivener (4)                                            0             n/a
Rick Lewis                                                70,000              (6)
Stephen W. Brown (5)                                      78,500              (6)
All directors and executive officers as a group       12,273,963            87.0%
(10 persons)

(1) Represents 353,739 shares held by Mr. Smith and 53,867 shares held by The Gordon V. and Helen C. Smith Foundation. The mailing address for both Mr. Smith and the Smith Foundation is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith, as president of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(2) Represents ownership of 35,500 shares of common stock and warrants to acquire 26,500 shares of common stock at $.70 per share.

(3) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215. The shares are owned by Bricker & Eckler.

(4) The mailing address for Messrs. Morris, Walker, Naylor and Scrivener is c/o CNL, Crown House, Crown Street, Ipswich, IP1, 3HS UK.

(5) Represents ownership of 70,000 shares of common stock and warrants to acquire 8,500 shares at $.70 per share.

(6)      Less than 1%.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MERGER TRANSACTION WITH ROYAL AND RELATED TRANSACTIONS

Effective December 31, 2003, Crown acquired all of the issued and outstanding stock of Royal Investments Corp, a Delaware corporation of which Mr. Roark was the sole shareholder. Mr. Roark recused himself from all deliberations and votes of Crown's board of directors on the merger transaction. Royal operated through subsidiaries and affiliates, including but not limited to CNL and CMM, providing loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, Crown acquired these European operations.

In conjunction with the merger transaction, Crown's board of directors authorized stock split transactions. See Item "Item 5 - Market for Common Equity and Related Stockholder Matters" above.

In exchange for all of the issued and outstanding stock of Royal, Mr. Roark received 12,000,000 shares of Crown's common stock. The principle followed in determining the amount of consideration was arm's length negotiation. The approximately 1,125,803 shares of Crown common stock held by Royal became treasury stock of Crown.

Prior to the merger transaction, Royal distributed to Mr. Roark, as its sole shareholder, all of Royal's assets other than the Crown common stock held by Royal and Royal's ownership of all of the stock of CNL, which subsidiary conducts the European operations acquired by the company. Simultaneously, Mr. Roark assumed all of Royal's liabilities and indemnified Crown from any losses arising from Royal's operations.

At the time of the merger transaction, Crown owed Royal $500,000 plus interest under an unsecured promissory note, representing operating funds Royal has advanced to Crown from time to time. Royal distributed this promissory note to Mr. Roark as described above so that Crown now owes this indebtedness to Mr. Roark personally. Crown and Mr. Roark, through arm's length negotiations, have revised the repayment terms. The indebtedness remains unsecured.

Also at the time of the merger transaction, CMM owned Royal $1,271,964. Royal distributed this promissory note to Mr. Roark so that CMM now owes this indebtedness to Mr. Roark personally. See "Note 5 - Long-Term Debt - to the Consolidated Financial Statements."

Royal owned one "B" preference share in Crown Properties Holding AB ("CPH"), entitling it to approximately 27% of the profit distribution from CPH. This preference share was another one of the assets distributed from Royal to Mr. Roark at the time of the merger. CMM has an asset management contract to manage the assets held by CPH. See "Note 13 - Variable Interest Entities - to the Consolidated Financial Statements."

Mr. Roark and Crown, following arm's length negotiations, have entered into an employment contract calling for Mr. Roark to continue to serve as Crown's chairman and chief executive officer. The agreement, which is for a term expiring December 31, 2004, provides for a base salary of $100,000 plus incentive compensation.

PREFERRED STOCK

The company issued the following series of convertible preferred stock to affiliates of Mr. Roark: one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 12 shares of Series II Convertible Preferred Stock in exchange for $120,000 cash. See "Note 8 - Shareholders' Equity - to the Consolidated Financial Statements." Each of these issuances has been converted to common stock in accordance with the terms of the respective issuances.

OTHER TRANSACTIONS AND RELATIONSHIPS

In 2003, Crown's management asked Ms. Jenkins to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in dealings with Midland Loan Services. See Item "Item 3 - Legal Proceedings" above. During 2003, Crown paid Ms. Jenkins $70,000 for services rendered.

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

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit
Number                  Exhibit                                              Method of Filing
------                  -------                                              ----------------
3.3         Restated Certificate of Incorporation                 Incorporated by reference to
                                                                  Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.

3.4         Bylaws                                                Incorporated by reference to Crown NorthCorp, Inc.'s
                                                                  Form 10-KSB filed March 31, 2000.

10.92       Agreement and Plan of Merger
            dated as of December 31, 2003 between
            Crown and Royal Investments
            Corp.                                                 Filed herewith.

10.93       Note Modification Agreement dated as
            of December 31, 2003 between Crown
            and Ronald E. Roark                                   Filed herewith.

10.94       Indemnification of Ronald E. Roark in
            favor of Crown                                        Filed herewith.

10.95       Employment Agreement between Crown
            and Ronald E. Roark dated as of January
            1, 2004                                               Filed herewith.

14.1        Code of Ethics                                        Filed herewith.

20.1        Audited consolidated financial statements
            of Crown NorthCorp Limited and subsidiaries
            as of December 31, 2003 and 2002.                     Filed herewith.

21.8        Subsidiaries of Crown NorthCorp, Inc.                 Filed herewith.

31.3        Certification of officers of Crown                    Filed herewith.

32.2        Certification of officers of Crown                    Filed herewith.

b)       Reports on Form 8-K

         None

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Schoonover Boyer + Associates has served as Crown's principal accountant for each of the past two fiscal years. The Audit Committee of Crown's Board of Directors approved the engagement of the firm prior to the commencement of work. Fees billed by the firm for those periods are as follows:

                           AUDIT-RELATED
           AUDIT FEES         FEES          TAX FEES       ALL OTHER FEES
           ----------         ----          --------       --------------
2002       $31,191             0            $ 4,355             0
2003       $62,113             0            $ 3,964             0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004                       Crown NorthCorp, Inc.

                                           By: /s/ Ronald E. Roark
                                              ----------------------------------
                                               Ronald E. Roark, Chairman
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2004                       By: /s/ Ronald E. Roark
                                               ---------------------------------
                                               Ronald E. Roark, Chairman and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: April 14, 2004                           By: /s/ Rick L. Lewis
                                                  ------------------------------
                                                  Rick L. Lewis, Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                  (Principal Accounting Officer)

Date: April 14, 2004                           By: /s/ Stephen W. Brown
                                                  ------------------------------
                                                  Stephen W. Brown, Secretary

Date: April 14, 2004                           By: /s/ David K. Conrad
                                                  ------------------------------
                                                   David K. Conrad, Director

Date: April 14, 2004                           By: /s/ Gordon V. Smith
                                                  ------------------------------
                                                   Gordon V. Smith, Director

Date: April 14, 2004                           By: /s/ Grace Jenkins
                                                  ------------------------------
                                                   Grace Jenkins, Director

                                INDEX TO EXHIBITS

3.3     Restated Certificate of Incorporation. (1)

3.4     Bylaws. (1)

10.92 Agreement and Plan of Merger dated as of December 31, 2003 between Crown and Royal Investments Corp. (2)

10.93 Note Modification Agreement dated as of December 31, 2003 between Crown and Ronald E. Roark. (2)

10.94   Indemnification of Ronald E. Roark in favor of Crown. (2)

10.95 Employment Agreement between Crown and Ronald E. Roark dated as of January 1, 2004. (2)

14.1    Code of Ethics (2)

20.1 Audited consolidated financial statements of Crown NorthCorp Limited and subsidiaries as of December 31, 2003 and 2002. (2)

21.8    Subsidiaries of Crown NorthCorp, Inc. (2)

31.3    Certification of officers of Crown (2)

32.2    Certification of officers of Crown (2)

------------
(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.

(2)      Filed herewith.