Form 10QSB
period 2004-03-31
CROWN NORTHCORP INC
filed 2004-06-04
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004
                                                ----------------

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

      As of May 12, 2004, the issuer had 14,056,106 shares of its common stock, par value $.01 per share, outstanding.

       Transitional Small Business Disclosure Format (check one). Yes      No X
                                                                     ---     ---

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

               PART I                                                             PAGES
                                                                                  -----
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2004 and
          December 31, 2003 ....................................................    1

          Condensed Consolidated Statements of Income for the
          first quarter and the three months ended March 31, 2004 and 2003......    2

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2004 and 2003............................    3

          Notes to Condensed Consolidated Financial Statements-
          March 31, 2004 and 2003...............................................    4

Item 2.   Management's Discussion and Analysis..................................    8

Item 3.   Controls and Procedures...............................................   12

               PART II

Item 1.   Legal Proceeding......................................................   12

Item 2.   Changes in Securities.................................................   12

Item 3.   Defaults Upon Senior Securities.......................................   13

Item 4.   Submission of Matters to a Vote of Security Holders...................   13

Item 5.   Other Information.....................................................   13

Item 6.   Exhibits and Reports on Form 8-K......................................   13

          (a)  Exhibits ........................................................   13

          (b)  Reports on Form 8-K..............................................   13


Signatures......................................................................   14

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

                                                           Unaudited
ASSETS                                                        2004             2003
                                                          ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,564,692     $  2,052,065
  Accounts receivable                                        1,565,389        2,405,456
  Prepaid expenses and other assets                            996,212          368,588
                                                          ------------     ------------

            Total current assets                             4,126,293        4,826,109

PROPERTY AND EQUIPMENT - Net                                   112,251          111,747

RESTRICTED CASH                                                384,143          257,490

OTHER ASSETS
  Investment in partnerships and joint ventures                410,000          392,985
  Other investments                                          2,039,570        1,939,589
  Loan servicing rights- net                                 6,990,597        7,017,674
  Capitalized software cost - net                              960,799        1,026,196
  Acquisition Costs                                              2,091            2,091
  Deposits                                                      44,069           42,585
                                                          ------------     ------------

            Total other assets                              10,447,126       10,421,120
                                                          ------------     ------------

TOTAL                                                     $ 15,069,813     $ 15,616,466
                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                    1,434,387        1,294,202
  Accounts payable                                             447,837          638,133
  Accrued expenses:
    Interest                                                    12,523           10,688
    Other                                                      821,275          884,875
                                                          ------------     ------------


            Total current liabilities                        2,716,022        2,827,898

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion               575,000          505,979
  Allowance for loan losses & other                            235,979          235,979
                                                          ------------     ------------
            Total long-term obligations                        810,979          741,958


SHAREHOLDERS' EQUITY:
  Common stock                                                 152,502          152,502
  Additional paid-in capital                                20,046,425       20,058,116
  Accumulated comprehensive income                             326,811          114,231
  Accumulated deficit                                       (8,805,867)      (8,101,180)
  Treasury stock, at cost                                     (177,059)        (177,059)
                                                          ------------     ------------

            Total shareholders' equity                      11,542,812       12,046,610
                                                          ------------     ------------

TOTAL                                                     $ 15,069,813     $ 15,616,466
                                                          ============     ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                           2004           2003
                                                       ------------   ------------
REVENUES:
  Management fees                                      $    127,225   $    120,975
  Servicing fees, net                                       646,189         28,191
  Interest income                                           121,630         13,439
  Other                                                          --          2,950
                                                       ------------   ------------
            Total revenues                                  895,044        165,555
                                                       ------------   ------------

EXPENSES:
  Personnel                                               1,020,252        142,699
  Occupancy, insurance and other                            634,691        112,033
  Interest                                                    2,336          4,075
  Minority interest in earnings of subsidiary                    --          1,518
  Depreciation and amortization                             147,221         15,499
                                                       ------------   ------------
            Total expenses                                1,804,500        275,824
                                                       ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (909,456)      (110,269)

OTHER COMPREHENSIVE INCOME
  Unrealized Gain                                             3,208

INCOME TAX (BENEFIT)                                       (201,559)            --
                                                       ------------   ------------

NET INCOME (LOSS)                                      $   (704,689)  $   (110,269)
                                                       ============   ============


LOSS PER SHARE - BASIC AND DILUTED                     $      (0.05)  $      (0.01)
                                                       ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      14,056,106     12,000,778
                                                       ============   ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH  31, 2004 AND 2003

                                                                                                2004        2003
                                                                                            -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $  (707,897)  $(110,269)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                               154,727      24,166
    Minority interest                                                                                --       3,378
    Change in operating assets and liabilities:
      Accounts receivable                                                                       775,610     (32,261)
      Prepaid expenses and other assets                                                        (457,511)     22,998
      Accounts payable and accrued expenses                                                    (311,028)     35,612
                                                                                            -----------   ---------

            Net cash used in operating activities                                              (546,099)    (56,376)
                                                                                            -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                            (11,838)         --
  Increase in warehoused loans                                                                  (46,049)         --
  Decrease (increase) in restricted cash                                                       (126,653)
                                                                                            -----------   ---------

            Net cash used in investing activities                                              (184,540)         --
                                                                                            -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                   158,351      51,200
  Principal payments on notes payable                                                            (4,213)     (3,969)
                                                                                            -----------   ---------

            Net cash provided (used) by financing activities                                    154,138      47,231
                                                                                            -----------   ---------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                                             (576,501)     (9,145)
Effect of exchange rate on cash                                                                  89,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                             2,052,065      17,332
                                                                                            -----------   ---------


CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                 $ 1,564,692   $   8,187
                                                                                            ===========   =========


SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                                     $       327   $     508
                                                                                            ===========   =========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1.    General and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc., and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2003. Investments in majority owned affiliates where the company does not have a majority voting interest and non-majority-owned affiliates are accounted for on the equity method. All significant inter-company balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.    Significant Accounting Policies

      Acquisitions

      Effective December 31, 2003, the company acquired 100% of the issued and outstanding stock of Royal Investments Corp. for 12,000,000 shares of common stock of the company. Crown now holds has treasury stock 1,125,803 of the company formerly owned by Royal. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation organized under the laws of the United Kingdom, and CNL's operating subsidiaries, including Crown Mortgage Management ("CMM"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations will be reflected in the financial statements from January 1, 2004 forward. Royal was a Delaware corporation whose sole shareholder was the company's chairman and chief executive officer.

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

      Capitalized Software Costs

      The company follows the accounting guidance as specified in Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company capitalizes significant costs in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

      Investments in Partnerships and Joint Ventures

      Certain of Crown's general partner and joint venture investments (ranging from 1% to 50%) are carried at cost, adjusted for the company's proportionate share of undistributed earnings and losses because the company exercises significant influence over their operating and financial activities.

3.    Loss Per Common Share

      The losses per share for the three months ended March 31, 2004 and 2003 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.    Property and Equipment

      Property and equipment consists of the following at March 31, 2004 and December 31, 2003:

                                              2004        2003
                                            ---------   ---------
             Property and equipment         $ 278,398   $ 272,234

             Less accumulated depreciation   (166,147)   (160,487)
                                            ---------   ---------
             Property and equipment - net   $ 112,251   $ 111,747
                                            =========   =========

5.    Preferred Stock

      The company has 1,000,000 authorized shares of preferred stock. At March 31, 2004 and December 31, 2003, Crown had no outstanding shares of preferred stock.

6.    Contingencies

      The company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 11 employees may be entitled to receive severances based upon a formula taking into account years and weekly pay.

      The company has certain other contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially effect the consolidated financial statements of the company.

7.    Statements of Financial Accounting Standards

      SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 did not have any impact on the results of operations or financial position of the company.

      FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued by the Financial Accounting Standards Board in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS No. 150 requires disclosures regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have any impact on the company's results of operation or financial position.

      FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34," was issued by the Financial Accounting Standards Board in November 2002. FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 as of January 1, 2003 did not have a material impact on the financial position or results of operations of the company.

      In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R") issued in January 2003. FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R clarified some requirements of the original FIN 46 issued in January 2003, eased some implementation problems and added new scope exceptions. FIN 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period after March 15, 2004, except that all public companies must at minimum apply the provisions of the interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on the Company's financial statements.

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown offers comprehensive financial services to the real estate industry. In recent years, these services have included third-party asset management and loan servicing for holders of commercial real estate interests in the United States. The company significantly expanded its business with the acquisition of CNL and CMM effective December 31, 2003 (see Note 2 to the Condensed Consolidated Financial Statements). In addition to its U.S. operations, Crown is now actively engaged in Europe in the management and servicing of commercial and residential real estate interests as well as the origination of certain non-conforming residential mortgage loans. Overall, Crown derives its revenues primarily from agreements pursuant to which the company manages commercial, multifamily and residential real estate and loan assets for the account of others; services on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; performs risk management and financial advisory services; and administers the interests of various corporations, partnerships, trusts and special-purpose entities.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- While Crown's revenue base has expanded, the company continues to have limited liquidity. For the company to operate successfully, it must improve its liquidity through profitable operations, non-operating income from investments in subsidiaries, further increases in revenues, infusions of capital, reduced expenses or other means.

- Crown continues to operate at a loss following the acquisition of European operations. These European operations have historically been profitable and management anticipates that the assimilation of domestic and overseas operations will lead to operating profitability, but there can be no assurance of this result.

- Crown and certain of its affiliates are actively engaged in efforts to facilitate the sale of various multifamily projects that currently provide servicing income to Crown and that, in certain cases, collateralize a securitization of tax-exempt bonds in which Crown has a substantial residual interest. These sale efforts, if successful, would result in substantial, non-recurring income for the company.

- While Crown's business volumes in Europe are generally increasing, its domestic business is not growing. If the company cannot successfully expand or redeploy its U.S. business operations, Crown's ability to attain profitable operations may be impaired.

- While Crown has increased its capital resources, those resources remain limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

- Crown operates as a rated servicer. If Crown were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, the company's ability to obtain new business in certain commercial real estate markets would be impaired.

OUTLOOK

Crown's U.S. operations offer third-party asset management and loan servicing that meets the specialized needs of holder of interests in commercial and multifamily real estate. While revenue from these operations increase in 2003 from the prior year, domestic business volumes are presently not growing. The current environment of low prevailing interest rates, coupled with regulatory and other factors impacting certain assets under the company's management, have led Crown and certain of its affiliates to actively pursue efforts to dispose of most of the multifamily projects in which the company has an interest. If these dispositions can be effected, company would receive substantial revenues and income on a non-recurring basis, primarily through realization of value from Crown's significant residual interests in a securitization of tax-exempt bonds. Correspondingly, the dispositions would significantly reduce Crown's domestic asset management and servicing business. There can be no assurances as to either the success of this disposition strategy or when dispositions might occur. The company evaluating how best to redeploy domestic business operations should these dispositions be successful.

European operations have historically secured significant asset management business from the privatization of formerly government-held assets as well as the desire of certain entities to no longer have real estate holdings as a part of their core business. Management anticipates continuing to secure business from such sources. Additionally, European real estate markets make growing use of capital markets transactions, including mortgage backed securitizations. CNL has been a market leader in real estate servicing in Europe. The company believes its ability to provide the extensive data that securitization investors require places the company in a favorable competitive position to obtain additional business as these markets continue to expand. The company is also favorably positioned to attempt to capitalize on regulatory and economic forces that may lead many European financial institutions to outsource certain services they have traditionally provided.

In the U.S., the company's loan servicing activities are presently concentrated on loans and securitizations related to commercial real estate. The company continues to operate as a rated servicer in the U.S. and is actively engaged in efforts to remain rated.

Crown's European operations service a variety of commercial, multifamily and residential loans. The company receives fees to serve as a standby servicer in several transactions and is developing a master servicing business in conjunction with a partner. Crown is the only loan servicer operating in Europe to receive multiple ratings for both commercial and residential servicing from two rating agencies. New servicing opportunities in Europe increasingly call for the use of rated servicers. The company is seeking to capitalize on its multiple ratings to take maximum advantage of this trend.

Crown's mortgage banking business in Europe is in its early stages. In 2003, the company commenced origination of non-conforming residential loans for loan conduit and correspondent programs. The company seeks to expand this activity and to also commence the origination of commercial loans.

The acquisition of CNL and CMM has significantly expanded the company's financial services business. Crown's revenues and expenses are now substantially higher than in prior periods. While European operations have historically been profitable, domestic and European operations combined are presently operating at a loss, primarily because of initial costs associated with the absorption of European operations. To improve operating performance, management has implemented various strategies designed to lead to the disposition of most of the real estate assets in the company's domestic asset management and servicing portfolios. If these strategies are successful, the company would realize significant amounts of cash and income. At the same time, the company is actively looking to expand its established asset management, loan servicing and loan origination businesses in Europe.

While the company's business volumes have expanded, its liquidity and capital resources remain limited. Management believes that the pending initiatives to dispose of interests in multifamily projects in the U.S. could significantly increase liquidity and improve the company's ability to operate. Continued expansion of European operations should also improve operating performance. Until Crown can demonstrate improved operations to the investment community, it will continue to rely, as it has in the past, on affiliates for such investment capital as may be necessary.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2004 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2003

As set forth in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of CNL and CMM effective December 31, 2003 was accounted for using the purchase method of accounting. Beginning January 1, 2004, the company's results of operations reflect the combined entities. Therefore, most of the large variances in operating results between the first quarter of 2004 and the first quarter of 2003 are attributable to the quarter ending March 31, 2004 being the initial reporting period for the consolidated entity.

Total revenues increased $729,489 to $895,044 for the first three months of 2004 from $165,555 during the same period in 2003. The majority of the increase is attributable to servicing fees generated in Europe as well as interest income generated from European operations.

Management fees increased $6,250 from $120,975 for the three months ended March 31, 2003 to $127,225 for the corresponding period in 2004. This increase can be attributed to fees earned from European operations of approximately $16,000 and a decrease in fees earned in the U.S. of some $9,000 due to a reduction in assets managed.

Servicing fees increased from $28,191 for the quarter ending March 31, 2003 to $646,189 for the quarter ending March 31, 2004. This $617,998 increase is the result of service fees earned from European operations of approximately $619,976 and a decline in U.S. service fees of some $1,900 due to a reduction of the servicing portfolio.

Interest income increased from $13,439 for the quarter ended March 31, 2003 to $121,630 for the corresponding period in 2004. This increase is due almost entirely to interest earned in through European operations of approximately $107,000.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $877,553 to $1,020,252 for the first three months of 2004 from $142,699 for the same period in 2003. The increase was due to European payroll costs of $722,179 as well as travel expenditures of approximately $58,400 associated with European operations. Also contributing to the increase were staff additions in the U.S., which totaled $68,750 for the period, as well as increase in contract labor of $30,000.

Occupancy, insurance and other operating expenses increased to $634,691 for the first three months of 2004 from $112,033 for the first three months of 2003. The increase of $522,658 was attributable in part to rent and office overhead in Europe of approximately $450,000. The remainder of the increase is due to an increase in legal expenses of $52,000 and increase in computer expense of some $11,500 attributable to the relocation and reconfiguration of the company's computer systems.

Depreciation and amortization increased to $147,221 for the first three months of 2004 from $15,499 for the corresponding period in 2003. The majority of the $131,722 increase is the result of depreciation expense of $7,100 attributable to European operations and the amortization of capitalized servicing and software costs associated with European operations totaling $35,469 and $92,862 respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $487,373 to $1,564,692 at March 31, 2004 from $2,052,065 at December 31, 2003. The decrease was due primarily to the funding of ongoing operations. The company's domestic and European operations presently have no bank credit facilities. Crown is seeking to improve liquidity and access to cash resources by selling assets, generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of operations for the coming year will be sufficient to fund its cash operating obligations. However, the company will continue to seek to expand revenues fro its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $546,099 during the first three months of 2004. Operating activities used $56,376 in the corresponding period of 2003.

Investing activities used funds of $184,540 during the first three months of 2004. There were no investing activities for the comparable period of 2003.

Financing activities provided cash flows of $154,138 during the first three months of 2004. Such activities provided cash flows of $47,231 during the comparable period in 2003. During the first three months of 2003, the company borrowed $158,351 from an affiliate and repaid $4,213 on existing debt.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on March 31, 2004 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

31.4  Certification of officers of Crown    Filed herewith.
32.3  Certification of officers of Crown    Filed herewith.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWN NORTHCORP, INC.



Dated: May 21, 2004                          By:        /s/ Rick Lewis
                                                --------------------------------
                                                Rick Lewis, Vice President,
                                                Treasurer and Chief Financial
                                                Officer

                                             By:      /s/ Stephen W. Brown
                                                --------------------------------
                                                Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.4    Certification of officers of Crown (1)
32.3    Certification of officers of Crown (1)

----------
(1) Filed herewith.