Form 10QSB
period 2004-06-30
CROWN NORTHCORP INC
filed 2004-08-16
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For transition period from ------------ to ------------

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                             ----------------------

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of August 4, 2004, the issuer had 14,056,106 shares of its common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-QSB

                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX


                                                                                     PAGES
                                                                                     -----
                  PART I

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2004
           and December 31, 2003................................................        1

           Condensed Consolidated Statements of Operations for the
           second quarter and the six months ended June 30, 2004 and 2003.......        2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003..............................        3

           Notes to Condensed Consolidated Financial Statements-
           June 30, 2004 and 2003...............................................        4

Item 2.    Management's Discussion and Analysis.................................        9

Item 3.    Controls and Procedures..............................................       15

              PART II

Item 1.    Legal Proceeding.....................................................       15

Item 2.    Changes in  Securities...............................................       15

Item 3.    Defaults Upon Senior Securities......................................       16

Item 4.    Submission of Matters to a Vote of Security Holders..................       16

Item 5.    Other Information....................................................       16

Item 6.    Exhibits and Reports on Form 8-K.....................................       16

           (a)    Exhibits .....................................................       16

           (b)    Reports on Form 8-K...........................................       16

Signatures......................................................................       17

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003


                                                    UNAUDITED
                                                       2004             2003
                                                       ----             ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    785,120    $  2,052,065
  Accounts receivable - net                           1,593,131       2,405,456
  Prepaid expenses and other assets                     687,147         368,588
                                                   ------------    ------------
            Total current assets                      3,065,398       4,826,109

PROPERTY AND EQUIPMENT - Net                            232,576         111,747

RESTRICTED CASH                                         406,646         257,490

OTHER ASSETS
  Investment in partnerships and joint ventures         410,276         392,985
  Other investments                                   2,130,097       1,939,589
  Loan servicing rights- net                          6,920,256       7,017,674
  Capitalized software cost - net                       857,746       1,026,196
  Acquisition costs                                       2,091           2,091
  Deposits                                               44,104          42,585
                                                   ------------    ------------

            Total other assets                       10,364,570      10,421,120
                                                   ------------    ------------

TOTAL                                              $ 14,069,190    $ 15,616,466
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation             1,278,105       1,294,202
  Accounts payable                                      628,472         638,133
  Accrued expenses:
     Interest                                             4,620          10,688
     Other                                              662,111         884,875
                                                   ------------    ------------

            Total current liabilities                 2,573,308       2,827,898

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion        575,000         505,979
  Allowance for loan losses & other                     235,979         235,979
                                                   ------------    ------------
            Total long-term obligations                 810,979         741,958

SHAREHOLDERS' EQUITY:
  Common stock                                          152,502         152,502
  Additional paid-in capital                         20,046,425      20,058,116
  Accumulated comprehensive income                      359,444         114,231
  Accumulated deficit                                (9,588,044)     (8,101,180)
  Treasury stock, at cost                              (177,058)       (177,058)
                                                   ------------    ------------

            Total shareholders' equity               10,793,269      12,046,611
                                                   ------------    ------------

TOTAL                                              $ 14,069,190    $ 15,616,467
                                                   ============    ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                       SECOND QUARTER                   YEAR TO DATE
                                                    2004            2003            2004            2003
                                                    ----            ----            ----            ----
REVENUES:

  Management fees                               $    155,543    $    289,611    $    282,768    $    410,586
  Servicing fees                                     701,040          27,733       1,347,229          55,923
  Interest income                                      9,827         212,602         131,457         226,042
  Other                                                1,103           1,093           1,103           4,043
                                                ------------    ------------    ------------    ------------
            Total revenues                           867,513         531,039       1,762,557         696,594
                                                ------------    ------------    ------------    ------------
EXPENSES:

  Personnel                                        1,078,461         142,072       2,098,713         284,771
  Occupancy, insurance and other                     611,972         150,427       1,246,663         262,461
  Interest                                            53,899           4,395          56,235           8,470
  Minority interest in earnings of subsidiary              -          24,369               -          25,887
  Depreciation and amortization                      193,943          15,499         341,164          30,999
                                                ------------    ------------    ------------    ------------
            Total expenses                         1,938,275         336,762       3,742,775         612,587
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (1,070,762)        194,277      (1,980,218)         84,007

INCOME TAX (BENEFIT)                                 185,786               -         387,345               -
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                               $   (884,976)   $    194,277    $ (1,592,873)   $     84,007

OTHER COMPREHENSIVE INCOME
  Unrealized gain/(loss)                              22,307         (25,002)         25,515         (25,002)
                                                ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                     $   (862,669)   $    169,275    $ (1,567,358)   $     59,005
                                                ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED              $      (0.06)   $       0.02    $      (0.11)   $       0.01
                                                ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               14,056,106      12,060,778      14,056,106      12,030,994
                                                ------------    ------------    ------------    ------------

 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                                                 2004          2003
                                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $(1,592,873)   $    84,007
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                334,547         48,316
    Equiy in income from investment in partnerships and joint ventures                               128              -
    Minority interest in earnings                                                                      -         25,887
    Change in operating assets and liabilities:
      Accounts receivable                                                                        765,314        (11,124)
      Prepaid expenses and other assets                                                         (152,138)        47,785
      Accounts payable and accrued expenses                                                     (298,868)       (78,174)
                                                                                             -----------    -----------
            Net cash used in operating activities                                               (943,890)       116,697
                                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                            (148,637)       (60,781)
  Decrease (increase) in restricted cash                                                        (149,156)             -
  Increase in warehouse loans                                                                    (72,372)             -
  Distributions from D-Certificate                                                                     -         17,151
  Decrease (increase) in other investments                                                       (35,043)             -
                                                                                             -----------    -----------
            Net cash provided (used) in investing activities                                    (405,208)       (43,630)
                                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                     75,000         86,200
  Principal payments on notes payable                                                            (78,459)       (17,997)
                                                                                             -----------    -----------
            Net cash provided by financing activities                                             (3,459)        68,203
                                                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                             (1,352,557)       141,270
Effect of Exchange rate on cash                                                                   85,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               2,052,065         17,332
                                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   785,120    $   158,602
                                                                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                                    $    10,741    $     6,612

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

2.       Significant Accounting Policies

         Acquisitions

         Effective December 31, 2003, the company acquired 100% of the issued and outstanding stock of Royal Investments Corp. for 12,000,000 shares of common stock of the company. Crown now holds as treasury stock 1,125,803 of the common stock of the company formerly owned by Royal. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation organized under the laws of the United Kingdom, and CNL's operating subsidiaries, including Crown Mortgage Management ("CMM"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations will be reflected in the financial statements from January 1, 2004 forward. Royal was a Delaware corporation whose sole shareholder was the company's chairman and chief executive officer.

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

3.       Loss Per Common Share

         The losses per share for the six months ended June 30, 2004 and 2003 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.      Property and Equipment

         Property and equipment consists of the following at June 30, 2004 and December 31, 2003:


                                                                        2004                2003
                                                                        ----                ----
Property and equipment                                               $ 404,383           $ 272,234
Less accumulated depreciation                                         (171,807)           (160,487)
                                                                     ---------           ---------
Property and equipment - net                                         $ 232,576           $ 111,747
                                                                     =========           =========

5.       Preferred Stock

         The company has 1,000,000 authorized shares of preferred stock. At June 30, 2004 and December 31, 2003, Crown had no outstanding shares of preferred stock.

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

7.       Statements of Recently Adopted Financial Accounting Standards

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

       FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34," was issued by the Financial Accounting Standards Board in November 2002. FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor, at the inception of new guarantees or ones modified after December 31, 2002, to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 as of January 1, 2003 did not have a material impact on the financial position or results of operations of the company.

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

8.       Subsequent Events

         Two wholly owned subsidiaries of the company, CRS Bond Portfolio, L.P. and CRS Bond Portfolio II, L.P., have as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. As a result of the sale of one of these projects on July 8, 2004, the company received a return of $2,218,456 cash on this investment. Crown has used a portion of the cash received to reduce current liabilities and long-term obligations.

         The three remaining multifamily projects collateralizing tax-exempt bonds in the securitization are all subject to contracts for sale. The company anticipates that sales of all three projects will close in the third quarter of 2004. If these sales close under their present terms, Crown projects that it will receive additional cash totaling approximately $4.75 million from the investment in the residual interest of the securitization. There can be no assurance either that any or all of these sales will close or, if they close, under what terms.

         .

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown offers comprehensive financial services to the real estate industry. In recent years, these services have included third-party asset management and loan servicing for holders of commercial real estate interests in the United States. The company significantly expanded its business with the acquisition of CNL and CMM effective December 31, 2003 (see Note 2 to the Condensed Consolidated Financial Statements). In addition to its U.S. operations, Crown is now actively engaged in Europe in the management and servicing of commercial and residential real estate interests as well as the origination of certain non-conforming residential mortgage loans. Overall, Crown derives its revenues primarily from agreements pursuant to which the company manages commercial, multifamily and residential real estate and loan assets for the account of others; services on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; performs risk management and financial advisory services; and administers the interests of various corporations, partnerships, trusts and special-purpose entities. In the third quarter of 2004, the company is also deriving significant revenue from its residual interest in a securitiztion of tax-exempt bonds.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown continues to sustain operating losses following the acquisition of European operations. These European operations have historically been profitable and management anticipates that the assimilation of domestic and overseas operations and additional revenues from existing contracts in Europe will lead to operating profitability, but there can be no assurance of this result.

- While Crown's business volumes in Europe are generally increasing, its domestic business is decreasing as the company and certain of its affiliates proceed with efforts to facilitate the sale of substantially all of the assets managed in the U.S. While the asset sales completed to date have significantly increased liquidity and non-operating income, the company is now attempting to utilize the proceeds of these sales to expand or redeploy its business lines to achieve operating profitability. There can be no assurance that these efforts will be successful.

- While Crown has increased its capital resources, those resources remain limited when compared to those of many of its competitors. The company may not be able to compete for business if it cannot increase its capital resources through profitable operations, strategic alliances or combinations, the raising of additional capital or other means.

- Crown and certain of its subsidiaries operate as a rated servicers. If these entities were to no longer be rated, there would be an adverse effect on the company's current business. Additionally, the company's ability to obtain new business in certain commercial real estate markets would be impaired.

OUTLOOK

In the U.S., Crown offers third-party asset management and loan servicing that meets the specialized needs of holders of interests in commercial and multifamily real estate. Domestic business volumes are decreasing. The company and certain of its affiliates are actively engaged in efforts to sell substantially all of the assets in the U.S. under Crown's management. This sales strategy is capitalizing on the current environment of low prevailing interest rates as well as regulatory and other factors impacting certain managed assets. The company has received substantial cash and non-recurring income from a sale that closed in July 2004; pending transactions would yield additional cash and non- recurring income (see Note 8 - Subsequent Events - to the Condensed, Consolidated Financial Statements). As asset dispositions occur, Crown's domestic asset management and servicing portfolios are correspondingly reduced. There can be no assurances when further dispositions may occur. The company is actively engaged in evaluations of how best to redeploy the cash proceeds from asset dispositions.

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

While the company's business volumes have expanded, its capital resources remain limited. Management believes that the pending initiatives to dispose of interests in multifamily projects in the U.S. could significantly increase liquidity and improve the company's ability to operate. Continued expansion of European operations should also improve operating performance. Until Crown can demonstrate improved operations to the investment community, it will continue to rely, as it has in the past, on affiliates for such investment capital as may be necessary.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2004 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2003

As set forth in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of CNL and CMM effective December 31, 2003 was accounted for using the purchase method of accounting. Beginning January 1, 2004, the company's results of operations reflect the combined entities. Therefore, most of the large variances in operating results between the second quarter of 2004 and the second quarter of 2003 as well as the six month periods ending June 30, 2004 and 2003 are attributable to 2004 being the initial reporting period for the consolidated entity.

Total revenues increased $336,474 to $867,513 for the second quarter of 2004 from $531,039 during the same period in 2003. The majority of the increase is attributable to servicing fees generated from European operations.

Management fees decreased $134,068 from $289,611 for the second quarter ended June 30, 2003 to $155,543 for the corresponding period in 2004. The majority of this decrease can be attributed to a fee collected in 2003 for the management and disposition of an asset in a securitization. This fee was approximately $172,500. Also, due to this and another disposition, monthly fees collected in conjunction with management of assets declined by approximately $21,700 for the quarter ending June 30, 2004 compared to the quarter ending June 30, 2003. Offsetting these two reductions are approximately $62,100 in fees earned from European operations.

Servicing fees increased from $27,733 for the quarter ending June 30, 2003 to $701,040 for the quarter ending June 30, 2004. This $673,307 increase is the result of service fees earned from European operations of approximately $674,500 and a decline in U.S. service fees of some $1,000 due to a reduction of the servicing portfolio.

Interest income declined from $212,602 for the quarter ended June 30, 2003 to $9,827 for the corresponding period in 2004. This decrease is due almost entirely to the receipt of cash, in 2003, from a residual interest in a securitization of tax-exempt bonds owned by one of Crown's subsidiaries. The receipt came as the result of the sale of a property collateralizing one of the bonds.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $936,389 to $1,078,461 for the second quarter of 2004 from $142,072 for the same period in 2003. The increase was due to European payroll costs of $635,125 as well as travel expenditures of approximately $198,206 associated with European operations. Also contributing to the increase were staff additions in the U.S., which totaled $68,750 for the period, as well as increase in contract labor of $30,500.

Occupancy, insurance and other operating expenses increased to $611,972 for the second quarter of 2004 from $150,427 for the comparable period in 2003. The increase of $461,545 was primarily attributable to rent and office overhead in Europe of approximately $398,000. The remainder of the increase is attributable to operations in the U.S. and is the result of an increase in legal expenses of $29,000, an increase in office rent of some $7,500 and an increase in accounting fees of approximately $20,200. The increase in accounting fees is related to the acquisition of Royal at December 31, 2003.

Interest expense increased to $53,899 for the second quarter of 2004 from $4,395 for the second quarter of 2003. The increase is due entirely to the accrual of interest expense on borrowings for the European operations.

Depreciation and amortization increased to $193,943 for the second quarter of 2004 from $15,499 for the corresponding period in 2003. The majority of the $178,444 increase is the result of depreciation expense of $22,452 attributable to European operations and the amortization of capitalized servicing and software costs associated with European operations totaling $61,864 and $92,019 respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Total revenues increased $1,065,963 to $1,762,557 in the first six months of 2004 from $696,594 during the same period in 2003. This increase was primarily due to an increase in servicing fees.

Management fees decreased $127,818 from $410,586 for the six months ended June 30, 2003 to $282,768 for the corresponding period in 2004. The majority of this decrease can be attributed to a fee collected in 2003 for the management and disposition of an asset in a securitization. This fee was approximately $172,500. Also, due to this and another disposition, monthly fess collected in conjunction with management of assets declined by approximately $74,934 for the six months ending June 30, 2004 compared to the six months ending June 30, 2003. Offsetting these two reductions are fees earned from European operations of approximately $97,000 as well as a fee totaling $30,740 earned in conjunction with the disposition of a managed asset.

Servicing fees increased $1,291,306 from $55,923 for the six months ending June 30, 2003 to $ 1,347,229 for the comparable period in 2004. This increase is attributable almost entirely to servicing fees earned in Europe.

Interest income decreased $94,585 from $226,042 for the six months ended June 30, 2003 to $131,457 for the comparable period in 2004. The majority of the increase is attributable to the receipt in 2003 of cash from a residual interest in a securitization of tax-exempt housing bonds owned by one of Crown's subsidiaries resulting from the sale of property collateralizing one of the bonds. This approximately $210,000 decline is offset by interest earned in Europe of some $114,000.

Personnel expenses increased $1,813,942 to $2,098,713 for the first six months of 2004 from $284,711 for the same period in 2003. The increase was due to European payroll costs of $1,357,304 as well as travel expenditures of approximately $256,640 associated with European operations. Also contributing to the increase were staff additions in the U.S., which totaled $137,500 for the period, as well as increase in contract labor of $44,630.

Occupancy, insurance and other operating expenses increased to $1,246,663 for the six months ended June 30, 2004 from $262,461 for the comparable period in 2003. The increase of $984,202 was attributable in part to rent and office overhead in Europe of approximately $849,000. The remainder of the increase is attributable to operations in the U.S. and is the result of an increase in legal expenses of $80,720, an increase in computer expense of some $16,000 and an increase in accounting fees of approximately $20,400. The increase in accounting fees is related to the acquisition of Royal at December 31, 2003.

Interest expense increased to $56,235 for the six months ended June 30, 2004 from $8,470 for the comparable period in 2003. The increase is due entirely to the accrual of interest expense on borrowings for the European operations.

Minority interest in earnings of subsidiary decreased $25,887 for the six months ended June 30, 2004. This decrease is the result of the purchase in 2003 of the minority interest by a subsidiary of the company.

Depreciation and amortization increased to $341,164 for the six months ended June 30, 2004 from $30,999 for the corresponding period in 2003. The majority of the $310,165 increase is the result of depreciation expense of $40,603 attributable to European operations as well as amortization of capitalized servicing and software costs associated with European operations totaling $80,464 and $184,881 respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $1,266,945 to $785,120 at June 30, 2004 from $2,052,065 at December 31, 2003. The decrease was due primarily to the funding of ongoing operations. The company's domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through asset sales (See Note 8 - Subsequent Events - to the Condensed, Consolidated Financial Statements) and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of operations for the coming year will be sufficient to fund its cash operating obligations. However, the company will continue to seek to expand revenues for its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $943,890 during the first six months of 2004. Operating activities provided $116,697 in the corresponding period of 2003.

Investing activities used $405,208 during the first six months of 2004. For the comparable period in 2003, $43,630 was used for investing activities. The increase in use of funds over 2003 is attributable to an increase in warehouse loan fundings in Europe as well as the purchase of furniture, fixtures and equipment in Europe.

Financing activities used cash flows of $3,459 during the first six months of 2004. Such activities provided cash flows of $68,203 during the comparable period in 2003. During the first six months of 2003, the company borrowed $86,200 from an affiliate and repaid $17,997 on existing debt. During the first six months of 2004, the company borrowed $75,000 from an affiliate and repaid $78,459.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on June 30, 2004 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

Two wholly owned subsidiaries of the company, CRS Bond Portfolio, L.P. and CRS Bond Portfolio II, L.P., have as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. As a result of the sale of one of these projects on July 8, 2004, the company received a return of $2,218,456 cash on this investment. Crown has used a portion of the cash received to reduce current liabilities and long-term obligations.

The three remaining multifamily projects collateralizing tax-exempt bonds in the securitization are all subject to contracts for sale. The company anticipates that sales of all three projects will close in the third quarter of 2004. If these sales close under their present terms, Crown projects that it will receive additional cash totaling approximately $4.75 million from the investment in the residual interest of the securitization. There can be no assurance either that any or all of these sales will close or, if they close, under what terms.

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

31.5 Certification of officers of Crown          Filed herewith.
32.4 Certification of officers of Crown          Filed herewith.

 (b) Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CROWN NORTHCORP, INC.

Dated: August 6, 2004                       By:   /s/ Rick Lewis
                                                --------------------------------
                                                  Rick Lewis, Vice President,
                                                  Treasurer and Chief Financial
                                                  Officer

                                            By:   /s/ Stephen W. Brown
                                                --------------------------------
                                                  Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.5       Certification of officers of Crown (1)
32.4       Certification of officers of Crown (1)

-------------------------------------
(1) Filed herewith.