Form 10QSB
period 2004-09-30
CROWN NORTHCORP INC
filed 2004-11-15
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                                 (614) 488-1169
                           (Issuer's telephone number)

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
        As of November 8, 2004, the issuer had 14,656,106 shares of its common stock, par value $.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one).
                                 Yes [ ] No [X]

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                  PAGES
                                                                                  -----
               PART I

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003 ...................................................       1

         Condensed Consolidated Statements of Operations for the third quarter
         and the nine months ended September 30, 2004 and 2003 ...............       2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003 .......................       3

         Notes to Condensed Consolidated Financial Statements--
         September 30, 2004 and 2003 .........................................       4

Item 2.  Management's Discussion and Analysis ................................       9

Item 3.  Controls and Procedures .............................................      16

           PART II

Item 1.  Legal Proceeding ....................................................      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........      16

Item 3.  Defaults Upon Senior Securities .....................................      16

Item 4.  Submission of Matters to a Vote of Security Holders .................      16

Item 5.  Other Information ...................................................      16

Item 6.  Exhibits ............................................................      17

Signatures.,,,,,,,,,,,,,,, ...................................................      18

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                       UNAUDITED
ASSETS                                                        2004                   2003
                                                          ------------           ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $    796,131           $  2,052,065
  Accounts receivable - net                                  1,248,785              2,405,456
  Prepaid expenses and other assets                            949,645                368,588
                                                          ------------           ------------

            Total current assets                             2,994,561              4,826,109

PROPERTY AND EQUIPMENT - Net                                   212,536                111,747

RESTRICTED CASH                                                373,444                257,490

OTHER ASSETS
  Investment in partnerships and joint ventures                760,676                392,985
  Other investments                                          6,597,412              1,939,589
  Loan servicing rights- net                                 6,908,172              7,017,674
  Capitalized software cost - net                              737,871              1,026,196
  Acquisition costs                                              2,091                  2,091
  Deposits                                                      43,434                 42,585
                                                          ------------           ------------

            Total other assets                              15,049,656             10,421,120
                                                          ------------           ------------

TOTAL                                                     $ 18,630,197           $ 15,616,466
                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                    1,385,063              1,294,202
  Accounts payable                                             686,980                638,133
  Accrued expenses:
     Interest                                                   70,434                 10,688
     Other                                                     316,023                884,875
                                                          ------------           ------------

            Total current liabilities                        2,458,500              2,827,898

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                  --                  505,979
  Allowance for loan losses & other                            235,979                235,979
                                                          ------------           ------------
            Total long-term obligations                        235,979                741,958

MINORITY INTEREST                                                 --                     --

SHAREHOLDERS' EQUITY:
  Common stock                                                 158,502                152,502
  Additional paid-in capital                                20,100,425             20,058,116
  Accumulated comprehensive income                           4,872,927                114,231
  Accumulated deficit                                       (9,019,077)            (8,101,180)
  Treasury stock, at cost                                     (177,059)              (177,059)
                                                          ------------           ------------

            Total shareholders' equity                      15,935,718             12,046,610
                                                          ------------           ------------

TOTAL                                                     $ 18,630,197           $ 15,616,466
                                                          ============           ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         Third Quarter                     YEAR TO DATE
                                                     2004             2003             2004             2003
                                                 ------------     ------------     ------------     ------------
REVENUES:
  Management fees                                $     89,902     $    115,271     $    372,671     $    525,857
  Servicing fees                                      739,698           27,794        2,086,926           83,717
  Interest income                                   1,326,764           13,586        1,458,221          239,628
  Income from joint ventures and subsidiaries         363,679                           363,551
  Other                                                   232             --              1,463            4,043
                                                 ------------     ------------     ------------     ------------
            Total revenues                          2,520,275          156,651        4,282,832          853,245
                                                 ------------     ------------     ------------     ------------

EXPENSES:
  Personnel                                         1,336,097          164,952        3,434,810          449,722
  Occupancy, insurance and other                      564,551          114,569        1,811,214          377,030
  Interest                                             20,613            4,396           76,848           12,866
  Minority interest in earnings of subsidiary            --               --               --             25,887
  Depreciation and amortization                       146,053           15,499          487,217           46,498
                                                 ------------     ------------     ------------     ------------
            Total expenses                          2,067,314          299,416        5,810,089          912,003
                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     452,961         (142,765)      (1,527,257)         (58,758)

INCOME TAX (BENEFIT)                                 (208,391)            --           (595,736)            --
                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                $    661,352     $   (142,765)    $   (931,521)    $    (58,758)

OTHER COMPREHENSIVE INCOME
  Unrealized gain/(loss)                            4,619,494             --          4,645,009          (25,002)
                                                 ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME (LOSS)                      $  5,280,846     $   (142,765)    $  3,713,488     $    (83,760)
                                                 ============     ============     ============     ============

LOSS PER SHARE - BASIC AND DILUTED               $       0.05     $      (0.01)    $      (0.07)    $      (0.00)
                                                 ============     ============     ============     ============


WEIGHTED AVERAGE SHARES OUTSTANDING                14,062,628       12,060,778       14,058,304       12,040,998
                                                 ============     ============     ============     ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                  2004                2003
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $  (931,521)        $   (58,758)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                 474,129              72,497
    Equity in income from investment in partnerships and joint ventures          (357,957)               --
    Payment of board of directors fees by issuance of common stock                 60,000              39,500
    Minority interest in earnings                                                    --                25,887
    Change in operating assets and liabilities:
      Accounts receivable                                                         915,476             (29,447)
      Prepaid expenses and other assets                                          (422,428)            (27,153)
      Accounts payable and accrued expenses                                      (235,627)            (52,125)
                                                                              -----------         -----------

            Net cash used in operating activities                                (497,928)            (29,599)
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (154,255)            (94,635)
  Decrease (increase) in restricted cash                                         (115,954)               --
  Increase in additional paid in capital                                                               11,694
  Purchase of minority interest                                                                      (111,694)
  Increase in warehouse loans                                                     (51,930)               --
  Distributions from D-Certificate                                                   --                17,151
  Deposits                                                                                             (1,992)
  Decrease (increase) in other investments                                         56,345                --
                                                                              -----------         -----------

            Net cash provided (used) in investing activities                     (265,794)           (179,476)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                     156,598             306,199
  Principal payments on notes payable                                            (603,219)            (82,208)
                                                                              -----------         -----------

            Net cash provided by financing activities                            (446,621)            223,991
                                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                              (1,210,343)             14,916
Effect of Exchange rate on cash                                                   (45,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,052,065              17,332
                                                                              -----------         -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   796,131         $    32,248
                                                                              ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                     $    19,094         $    13,141



See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

      Other Investments

      Two wholly owned subsidiaries of the company, CRS Bond Portfolio, L.P. ("CRS I") and CRS Bond Portfolio II, L.P. ("CRS II"), have as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. Since all remaining projects were under contacts for sale as of September 30, 2004, management has increased its estimate of the carrying value of this residual interest to approximately $4,600,000 as of September 30, based upon the sales contracts. This increase in investment value is reflected in comprehensive income in accordance with SFAS 130 of the Financial Accounting Standards Board.

3.    Loss Per Common Share

      The losses per share for the nine months ended September 30, 2004 and 2003 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.    Property and Equipment

      Property and equipment consists of the following at September 30, 2004 and December 31, 2003:

                                                                     2004            2003
                                                                ---------       ---------
                                                                $280,667        $272,234
       Property and equipment
       Less accumulated depreciation                             (68,131)       (160,487)
                                                                ---------       ---------
       Property and equipment -- net                            $ 212,536       $ 111,747
                                                                =========       =========

5.    Preferred Stock

      The company has 1,000,000 authorized shares of preferred stock. At September 30, 2004 and December 31, 2003, Crown had no outstanding shares of preferred stock.

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

      FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34," was issued by the Financial Accounting Standards Board in November 2002. FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor, at the inception of new guarantees or ones modified after December 31, 2002, to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 as of January 1, 2003 did not have a material impact on the financial position or results of operations of the company.

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

8.    Subsequent Events

      As discussed in Note 2 above, CRS I and CRS II have as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. The three remaining projects have now been sold. The sale of two of these projects on October 6, 2004 resulted in a return of $2,507,315 cash on this investment. The sale of the final project on November 10, 2004 resulted in an investment return of approximately $2.2 million cash. Crown is using these proceeds to fund operations.

Item 2. -- Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown offers comprehensive financial services to the real estate industry. In recent years, these services have included third-party asset management and loan servicing for holders of commercial real estate interests in the United States. The company significantly expanded its business with the acquisition of CNL and CMM effective December 31, 2003 (see Note 2 to the Condensed, Consolidated Financial Statements). In addition to its U.S. operations, Crown is now actively engaged in Europe in the management and servicing of commercial and residential real estate interests as well as the origination of certain non-conforming residential mortgage loans. Overall, Crown derives its revenues primarily from agreements pursuant to which the company manages commercial, multifamily and residential real estate and loan assets for the account of others; services on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; performs risk management and financial advisory services; and administers the interests of various corporations, partnerships, trusts and special-purpose entities. In the third and fourth quarters of 2004, the company is also deriving very significant revenue from its residual interest in a securitization of tax-exempt bonds.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- While, for the quarter ending September 30, 2004, Crown is reporting a very substantial increase in other comprehensive income as a result of the sale of assets, Crown continues to sustain losses from operations following the acquisition of European operations. These European operations have historically been profitable and management anticipates that the assimilation of domestic and overseas operations and additional revenues from existing contracts in Europe will lead to operating profitability, but there can be no assurance of this result.

- While Crown's business volumes in Europe are generally increasing, its domestic business is decreasing as the company and certain of its affiliates proceed with efforts to facilitate the sale of substantially all of the assets managed in the U.S. Asset sales completed to date have significantly increased liquidity and non-operating income. Crown is now attempting to utilize the proceeds of these sales to expand or redeploy its business lines to achieve operating profitability. There can be no assurance that these efforts will be successful.

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

OUTLOOK

Crown's U.S. operations offer third-party asset management and loan servicing meeting the specialized needs of holders of interests in commercial and multifamily real estate. Domestic business volumes are decreasing. The company and certain of its affiliates have been actively engaged in efforts to sell substantially all of the assets in the U.S. under Crown's management. This sales strategy is capitalizing on the current environment of low prevailing interest rates as well as regulatory and other factors impacting certain managed assets. The company has received substantial cash and non-recurring income from sales that have closed in July, October and November 2004 (see Note 2 -- Significant Accounting Policies and Note 8 -- Subsequent Events -- to the Condensed, Consolidated Financial Statements). As asset dispositions occur, Crown's domestic asset Management and servicing portfolios are correspondingly reduced. The company is actively engaged in evaluations of how best to redeploy the cash proceeds from asset dispositions.

European operations have historically secured significant asset management business from the privatization of formerly government-held assets as well as the desire of certain entities to no longer have real estate holdings as a part of their core business. Management anticipates continuing to secure business from such sources in the United Kingdom and Scandinavia and developing similar business in Germany, Belgium and other locales. Management anticipates that transactions in a portfolio of managed assets in Sweden will yield very substantial cash returns to Crown by the end of this year.

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

In the U.S., the company's loan servicing activities are presently concentrated on loans and securitizations related to commercial real estate. While this business is presently declining as serviced loans are paid off, the company continues to operate as a rated servicer in the U.S. and is actively engaged in efforts to remain rated.

Crown's European operations service a variety of commercial, multifamily and residential loans. The residential servicing portfolio in the United Kingdom is growing at a significant rate. The company receives fees to serve as a standby servicer in several transactions and continues to develop a master servicing business in conjunction with a partner. Crown is the only loan servicer operating in Europe to receive multiple ratings for both commercial and residential servicing from three rating agencies. New servicing opportunities in Europe increasingly call for the use of rated servicers. The company is seeking to capitalize on its multiple ratings to take maximum advantage of this trend.

Crown's mortgage banking business in Europe is in its early stages. Last year, the company commenced origination of non-conforming residential loans for loan conduit and correspondent programs. Crown now holds a minority interest in an entity that is originating a steadily increasing volume of such loans. The company seeks to further expand this activity. Crown has also begun development of a program to originate commercial loans in Europe.

The CNL and CMM acquisitions have significantly expanded Crown's financial services business. Both the company's revenues and expenses are now substantially higher than in prior periods. While European operations have historically been profitable, domestic and European operations combined are presently operating at a loss, primarily because of initial costs associated with the absorption of European operations. To improve operating performance, management has implemented various strategies designed to lead to the disposition of most of the real estate assets in the company's domestic asset management and servicing portfolios. As dispositions have occurred, the company has realized significant amounts of cash and income, which the company is utilizing to address operational needs. At the same time that it is winding down much of its domestic business operations, the company is actively looking to expand its established asset management, loan servicing and loan origination businesses in Europe.

Although the company's business volumes have expanded and its liquidity has improved, its capital resources remain limited when compared to those of many of its competitors. Until Crown can demonstrate improved operations to the investment community, it will continue to rely, as it has in the past, on affiliates for such investment capital as may be necessary.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2003

As set forth in Note 2 to the Condensed, Consolidated Financial Statements, the acquisition of CNL and CMM effective December 31, 2003 was accounted for using the purchase method of accounting. Beginning January 1, 2004, the company's results of operations reflect the combined entities. Therefore, most of the large variances in operating results between the third quarter of 2004 and the third quarter of 2003 as well as the nine month periods ending September 30, 2004 and 2003 are attributable to 2004 being the initial reporting period for the consolidated entity.

Total revenues increased $2,363,624 to $2,520,275 for the third quarter of 2004 from $156,651 during the same period in 2003. The majority of the increase is attributable to interest received from the sale of a certain property collateralizing a residual interest in housing revenue bonds. The remainder of the increase is from servicing fees generated from European operations.

Management fees decreased $25,369 to $89,902 for the third quarter ended September 30, 2004 from $115,271 for the corresponding period in 2003. The majority of this decrease -- approximately $77,000 -- is attributable to declines in the volume of managed assets due to property sales. Offsetting this reduction is approximately $54,000 in fees earned from European operations.

Servicing fees increased from to $739,698 for the quarter ended September 30, 2004 from $27,794 for the quarter ending September 30, 2003. This $711,904 increase is the result of service fees earned from European operations of approximately $723,600 and a decline in U.S. service fees of some $12,000 due to a reduction in the servicing portfolio.

Interest income increased from $13,586 for the quarter ended September 30, 2003 to $1,326,764 for the corresponding period in 2004. This increase, as noted above, is due almost entirely to the receipt of cash from a residual interest in a securitization of tax-exempt bonds owned by Crown subsidiaries. The receipt came as the result of the sale of a property collateralizing one of the bonds.

Income from partnerships and joint ventures was $363,679 for the quarter ended September 30, 2004; the amount for the corresponding period in 2003 was $0. This increase was the result of income from a partnership interest from European operations.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $1,171,145 to $1,336,097 for the third quarter of 2004 from $164,952 for the same period in 2003. The increase was due to European payroll costs of $938,553 as well as travel expenditures of approximately $68,000 associated with European operations. Also contributing to the increase were salary increases and staff additions in the U.S., which totaled approximately $164,750 for the period.

Occupancy, insurance and other operating expenses increased to $564,551 for the third quarter of 2004 from $114,569 for the comparable period in 2003. The increase of $449,982 was attributable in part to rent and office overhead in Europe of approximately $204,000. The remainder of the increase is attributable to operations in the U.S. and is the result of increases in franchise tax expense of approximately $18,500, accounting fees of approximately $23,000 and legal expenses of $178,000. The increase in legal fees is primarily attributable to a dispute Crown is arbitrating concerning the terms and conditions of Crown's use of future improvements to a loan servicing system. The increase in accounting fees is related to the acquisition of Royal at December 31, 2003.

Interest expense increased to $20,613 for the third quarter of 2004 from $4,396 for the third quarter of 2003. The increase is due entirely to the accrual of interest expense on borrowings for the European operations.

Depreciation and amortization increased to $146,053 for the third quarter of 2004 from $15,499 for the corresponding period in 2003. The majority of the $130,554 increase is the result of depreciation expense of $29,259 attributable to European operations and the amortization of capitalized servicing and software costs associated with European operations totaling $100,223.

Other comprehensive income increased to $4,619,494 for the quarter ending September 30, 2004 from $0 for the comparable period in 2003. The majority of this increase is from a change in estimated carrying value of an investment in the residual interest in a securitization of tax-exempt housing bonds (see Note 8 -- Significant Accounting Policies -- to the Condensed, Consolidated Financial Statements).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Total revenues increased $3,429,587 to $4,282,832 in the first nine months of 2004 from $853,245 during the same period in 2003. This increase was primarily due to an increase in interest income and servicing fees.

Management fees decreased $153,186 to $372,671 for the nine months ended September 30, 2004 from $525,857 for the corresponding period in 2003. The majority of this decrease is attributable to a fee of approximately $172,500 collected in 2003 for the management and disposition of an asset in a securitization. Also, due to this and other dispositions, monthly fees collected in conjunction with management of assets declined by approximately $167,000 for the nine months ending September 30, 2004 compared to the same period in 2003. Offsetting these two reductions are fees earned from European operations of approximately $151,000 as well as a fee totaling $30,740 earned in conjunction with the disposition of a managed asset.

Servicing fees increased $2,003,209 to $2,086,926 for the nine months ended September 30, 2004 from $83,717 for the first nine months of 2003. This increase is attributable almost entirely to servicing fees earned in Europe.

Interest income increased $1,218,593 to $1,458,221 for the nine months ended September 30, 2004 from $239,628 for the corresponding period in 2003. This increase is due almost entirely to the receipt of cash from a residual interest in a securitization of tax-exempt bonds owned by one of Crown's subsidiaries. The receipt came as the result of the sale of a property collateralizing one of the bonds.

Income from partnerships and joint ventures increased to $363,551 for the nine months ended September 30, 2004 from $0 for the first nine months of 2003. This increase was the result of income from a European partnership interest.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $2,985,088 to $3,434,810 for the first nine months of 2004 from $449,722 for the same period in 2003. The increase was due to European payroll costs of $2,297,917 as well as travel expenditures of approximately $325,000 associated with European operations. Also contributing to the increase were salary increases and staff additions in the U.S., which totaled approximately $315,000 for the period, as well as increase in contract labor of $45,000.

Occupancy, insurance and other operating expenses increased to $1,811,214 for the nine months ended September 30, 2004 from $377,030 for the comparable period in 2003. The increase of $1,434,184 is attributable in part to rent and office overhead in Europe of approximately $1,053,000. The remainder of the increase is attributable to operations in the U.S. and is the result of an increase in legal expenses of approximately $258,000, an increase in computer expense of some $18,000, an increase in accounting fees of approximately $43,000, an increase in franchise tax expense of about $16,000, an increase in office rent of some $12,000 and an increase in professional services of approximately $34,000. The increase in legal fees is primarily due to a pending arbitration proceeding. The increase in accounting fees is related to the acquisition of Royal at December 31, 2003 while the rest of the increases were the result of and in conjunction with normal business operations.

Interest expense increased to $76,848 for the nine months ended September 30, 2004 from $12,866 for the comparable period in 2003. The increase is due entirely to the accrual of interest expense on borrowings for the European operations.

Minority interest in earnings of subsidiary decreased $25,887 for the nine months ended September 30, 2004. This decrease is the result of the purchase in 2003 of the minority interest by a subsidiary of the company. There have been no corresponding transactions in 2004.

Depreciation and amortization increased to $487,217 for the nine months ended September 30, 2004 from $46,498 for the corresponding period in 2003. The majority of the $440,719 increase is the result of depreciation expense of $69,862 attributable to European operations as well as amortization of capitalized servicing and software costs associated with European operations totaling $365,500.

Other comprehensive income increased to $4,645,009 for the nine months ending September 30, 2004 from $(25,002) for the comparable period in 2003. The majority of this increase is from a change in the estimated carrying value of an investment in a residual interest in a securitization of tax-exempt housing bonds (see Note 2 -- Significant Accounting Policies -- to the Condensed, Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $1,210,343 to $796,131 at September 30, 2004 from $2,052,065 at December 31, 2003. The decrease was due primarily to the funding of ongoing operations. The company's domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through asset sales (See Note 8 -- Subsequent Events -- to the Condensed, Consolidated Financial Statements) and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of operations for the remainder of the year will be sufficient to fund its cash operating obligations. However, the company will continue to seek to expand revenues for its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $479,928 during the first nine months of 2004. Operating activities used $29,599 in the corresponding period of 2003.

Investing activities used $265,794 during the first nine months of 2004. For the comparable period in 2003, $179,476 was used for investing activities. The increase in use of funds over 2003 is attributable in part to increases in investments in Europe, warehouse loan fundings in Europe as well as the purchase of furniture, fixtures and equipment in Europe.

Financing activities used cash flows of $446,621 during the first nine months of 2004. Such activities provided cash flows of $223,991 during the comparable period in 2003. During the first nine months of 2004, the company borrowed $156,598 from an affiliate and repaid $603,219. During the first nine months of 2003, the company borrowed $306,199 from an affiliate and repaid $82,208 on existing debt.

Item 3. -- Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on September 30, 2004 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II -- OTHER INFORMATION

Item 1. -- Legal Proceedings

None

Item 2. -- Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. -- Defaults Upon Senior Securities

None

Item 4. -- Submission of Matters to a Vote of Security Holders

None

Item 5. -- Other Information

Two wholly owned subsidiaries of the company, CRS I and CRS II, have as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. As a result of the sale of two of these projects on October 6, 2004, the company received a return of $2,307,515 cash on this investment. The sale of the final project on November 10, 2004 resulted in an investment return of approximately $2.2 million cash. Crown is using these proceeds to fund operations.

Item 6. -- Exhibits

31.6    Certification of officers of Crown         Filed herewith.
32.5    Certification of officers of Crown         Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CROWN NORTHCORP, INC.



Dated: November 11, 2004                    By:    /s/ Rick Lewis
                                                   -----------------------------
                                                   Rick Lewis, Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer



                                            By:    /s/ Stephen W. Brown
                                                   -----------------------------
                                                   Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.6    Certification of officers of Crown (1)
32.5    Certification of officers of Crown (1)

--------
(1)    Filed herewith.