Form 10KSB
period 2004-12-31
CROWN NORTHCORP INC
filed 2005-03-31
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                        22-3172740
       ------------------------------        ------------------
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

                      P.O. Box 613, Cheyenne, Wyoming 82001
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (614) 488-1169
                            -------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                     Common Stock, par value $.01 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended December 31, 2004 were $10,375,516.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

      As of March 25, 2005 the issuer had 15,940,116 shares of its common stock outstanding.

      Transitional Small Business Disclosure Format. Yes [ ] No [X]

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                      INDEX

                                                                                         PAGES
                                                                                         -----
         PART I.

Item 1.  Description of Business................................................            1

Item 2.  Description of Property................................................            3

Item 3.  Legal Proceedings......................................................            4

Item 4.  Submission of Matters to a Vote of Security Holders....................            4

         PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters...............            4

Item 6.  Management's Discussion and Analysis...................................            5

Item 7.  Financial Statements...................................................     F-1 thru F-24

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure...............................................           12

Item 8a. Procedures and Controls................................................           12

Item 8b. Other Information......................................................           12

         PART III.

Item 9.  Directors and Executive Officers of the Registrant.....................           12

Item 10. Executive Compensation.................................................           15

Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.........................           16

Item 12. Certain Relationships and Related Transactions.........................           17

Item 13. Exhibits...............................................................           19

Item 14. Principal Accountant Fees and Services.................................           20

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. provides an array of financial services to the real estate industry, including third-party asset management, mortgage banking and loan servicing. Crown conducts business in the United States through offices in Columbus, Ohio and Austin, Texas. In Europe, the company operates through offices in London, Ipswich and Farnham in the United Kingdom, Frankfurt, Germany and Stockholm, Sweden; an affiliated entity operates in Belgium. The company, formed in 1994, is a Delaware corporation. At December 31, 2004, Crown and its operating subsidiaries employed 58 people. Affiliates engaged in asset management overseen by Crown employed an additional 14 people.

At the end of 2003, the company acquired Crown NorthCorp Limited ("CNL"), a corporation under the laws of the United Kingdom, at its operating subsidiaries, including Crown Mortgage Management ("CMM"). See "Item 12 - Certain Relationships and Related Transactions" below. This acquisition of European operations allowed the company to significantly expand its business in 2004.

Also in 2004, Crown realized very significant value from its residual interest in a securitization of four tax-exempt bonds when the company, in its capacity as asset manager for the securitization, administered sales of the properties collateralizing the bonds. Crown is using the proceeds of these dispositions to fund operations and to make strategic investments to develop business.

Crown derives revenues from several sources: third-party asset management agreements covering commercial, multifamily and residential real estate and loan assets for the accounts of others; contracts to service on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; fees associated with the origination of sub-prime residential loans in the United Kingdom; risk management and financial advisory services; and the administration of the interests of various corporations, partnerships, trusts and special-purpose entities. In particular cases, these management and servicing contracts may provide for Crown to receive recurring management, loan origination or servicing fees; disposition fees associated with transactions; and incentive fees or profit-participations based on the overall performance of particular portfolios.

Third-Party Asset Management. The company offers to holders of real estate and financial assets comprehensive management services including fund or portfolio management, advice on asset acquisition or disposition, due diligence reviews and development of portfolio strategies. Third-party asset management clients include partnerships, investment consortiums, financial institutions and governmental entities. Asset management contracts are generally for indefinite terms. In certain cases, in addition to a management contract, Crown or one of its affiliates may have a residual equity interest in a client's asset-holding entity, which interest may be realized upon resolution of managed assets within certain parameters. The company focuses on asset management opportunities in emerging or niche market sectors that offer opportunities for growth as well as recurring loan servicing revenues. Managed assets frequently present multifaceted financing structures or other complex issues.

Crown's management activities in Europe encompass several portfolios of commercial and residential real estate assets. Assets under management are presently concentrated in the United Kingdom, Sweden and the United States.

Asset management activities in the U.S. have significantly contracted in recent years. This trend continued in 2004 with the successful disposition mentioned above of properties collateralizing tax-exempt bonds. Managed assets in the U.S. currently include multifamily housing projects impacted by U.S. government subsidies.

Loan Servicing and Mortgage Management. Crown provides comprehensive loan servicing and mortgage management. The company's services include primary servicing of loans performing according to their contractual terms, special servicing of distressed loans and standby servicing relationships calling for Crown to step in if a primary servicer fails. In Europe, Fortis Bank and Crown jointly own and operate a company that offers master servicing capability to supervise and administer the activities of multiple primary servicers involved in a common transaction.

Crown's services residential, commercial and consumer loan portfolios in Europe. Customers include individual clients, investors in securitized transactions and portfolio managers and advisors. Many of these client relationships directly relate to Crown's asset management and loan origination activities. U.S. servicing operations are concentrated on commercial loans.

The company's highly developed servicing systems and procedures are regularly reviewed by internationally recognized rating agencies. In Europe, Fitch Ratings, Standard & Poor's Corporation and Moody's Investors Service have rated CMM's commercial and residential servicing: Crown is the first entity operating in Europe to achieve these multiple ratings. Fitch has also rated Crown's commercial servicing operations in the U.S.

Loan Origination and Mortgage Banking. Rooftop Mortgage Limited, in which the company has a minority interest originates sub-prime residential loans in the United Kingdom. These loans are immediately sold into conduit or correspondent programs that accumulate loans for further disposition in capital markets transactions.

In 2004, the company began development of systems and procedures to originate commercial loans in European markets. Crown anticipates implementing this program in 2005.

Rooftop's loan origination programs generate loan fees as well as recurring loan servicing revenue for the company.

COMPETITIVE ENVIRONMENT

In operating as an independent provider of asset management, mortgage management and mortgage banking services, Crown faces a large number of competing providers in each of these business lines. The great majority of these competitors operate as significant operating units of companies that are much larger and better capitalized than Crown. In pursuing opportunities in the financial markets, Crown typically attempts to maximize its relatively limited capital resources by developing business alliances or capital partnerships. At the same time, management believes that Crown's smaller size, independent status and comprehensive servicer ratings facilitate the prompt delivery of highly tailored financial services to many emerging or niche markets.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

Crown leases office space in three locations in the United Kingdom and in additional locations in Germany and Sweden. In the U.S., the company leases offices space in Columbus, Ohio and Austin, Texas. See "Note 6 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Real Estate; Securities of or Interests Entities Primarily Engaged in Real Estate Activities. As a third-party asset manager, the company manages real estate and interests in real estate for the accounts of others. While the company is not investing in real estate for its own account, in certain circumstances Crown does make investments in entities engaged in real estate activities as part of an overall client relationship through which Crown secures or retains asset management, mortgage management or mortgage banking business. Investments typically take the form of equity or partnership positions or subordinate debt. Crown's relatively limited liquidity and capital resources affect its ability to make these types of investments at any particular time.

Real Estate Mortgages. Crown is not originating or investing in mortgage loans for its own account. Rooftop, in which Crown has a minority interest, originates sub-prime residential real estate loans for sale at closing and delivery into securitizations or whole loan sale programs. These mortgage banking activities complement and support the company's third-party asset management and loan servicing businesses.

The company from time to time has acquired the rights to service mortgage loan assets through the negotiated purchases of or successful bids for the servicing rights themselves. Here again, Crown's liquidity and capital resources may limit its ability to pursue purchases of servicing rights.

ITEM 3. - LEGAL PROCEEDINGS

Crown is not a party to any legal proceedings involving itself or its property.

An arbitration proceeding involving the company was recently resolved. The company licenses from Midland Loan Services, Inc. software to operate its loan servicing system in the United States. As a result of Crown's contributions to the development of the software, the company has the use of the present system at no cost. In October 2003, Crown filed an arbitration demand against Midland to resolve a dispute over the terms and conditions of Crown's free use of future improvements to the system. Based upon the arbitration panel's ruling following a hearing, Crown will now install the latest version of the software. Thereafter, Midland and Crown would need to agree on the terms and conditions under which Crown would purchase any subsequent versions.

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

At March 25, 2005, there were approximately 2,600 holders of record of shares of the common stock.

During its 2004 and 2003 fiscal years, the company neither declared nor paid cash dividends or returns of capital on common shares. The company may consider paying dividends in the future.

As of March 25, 2005, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

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

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown offers comprehensive financial services to the holders of real estate interests in Europe and the United States. The acquisition of the well-established operations of CNL and CMM effective December 31, 2003 (see Note 2 to the Consolidated Financial Statements) allowed the company to significantly expand its third-party asset management and loan servicing businesses to Europe. Rooftop originates sub-prime residential real estate loans in the United Kingdom. Crown's business lines in Europe and the United States generate revenues in several ways: agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; fees and other income associated with loan origination and the securitization of those loans; risk management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

Crown generated net income in 2004 primarily from asset sales that resulted in very significant returns from the residual interest the company held in a securitization of tax-exempt bonds. The company continues to sustain losses from certain of its operations. Crown is actively deploying its resources primarily in Europe to replace expiring or terminating contracts, expand its businesses and attempt to return to operating profitability. These efforts may include the formation of partnerships, business combinations or other arrangements or transactions to leverage the company's liquidity and capital resources, maximize the value of its core businesses and improve operating results. Additionally, the company projects that, in 2005, it may achieve significant financial benefits from the disposition or refinancing of certain assets managed under contracts.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- In 2004, Crown realized very substantial, one-time gains from its investment in the residual interest of a securitization of tax-exempt bonds. However, Crown sustained losses from operations for the year. The company continues to believe that its acquisition of established asset management and servicing operations in Europe provides the foundation for growth that will lead to operating profitability, but there can be no assurance of this result.

- Crown is attempting to utilize the proceeds of asset sales to maintain and expand business volumes, primarily in Europe. Business in the U.S. presently continues to decrease as assets subject to management or servicing contracts are resolved. There can be no assurance that the company will be able to successfully redeploy these sale proceeds to generate new business that results in operating profitability.

- Crown's capital resources remain limited when compared to virtually all of its competitors. To successfully complete for many business opportunities, the company will need to form partnerships, alliances or other combinations if it cannot increase its capital through profitable operations or other means.

- Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company's operations. Crown's business volumes may affect its servicer ratings.

OUTLOOK

The company seeks to build upon and expand European operations. With increasing frequency in recent years, holders of real estate interests in Europe have been utilizing asset securitizations and other complex capital markets transactions to realize value from their investments. Management believes this trend will continue and that Crown is well positioned to benefit from it. The company provides comprehensive, integrated services addressing all phases of the life cycle of an asset from acquisition to disposition. The structuring of these transactions typically requires the involvement of a rated servicer; Crown is the first servicer in Europe to receive multiple ratings for both commercial and residential servicing from three rating agencies. Additionally, the market knowledge Crown has obtained from operations in several countries is an aid in identifying and pursuing emerging opportunities.

Crown's European asset management activities cover a variety of real estate and loan interests including, by way of example, a golf course in the United Kingdom, a chain of grocery stores in Sweden and numerous parcels of residential real estate. Negotiations continue on possible transactions involving the managed asset portfolio in Sweden. While the resolution of this portfolio has been delayed, Crown anticipates that contracts will be entered into and that a transaction will occur in 2005 that will yield very substantial cash returns to Crown and may provide a platform for expanded management opportunities in Scandinavia.

The company's loan servicing and mortgage management business in Europe includes a wide range of commercial, multifamily and residential loans. Crown provides servicing on both an active and standby basis. Loan servicing volumes will decline in the near term as the result of the termination of one contract (see below Item 8B - Other Information). At the same time, the residential servicing portfolio continues to grow at a rapid rate as a result of loan origination activity. The company, in conjunction with it joint venture partner, is also implementing plans to expand its master servicing business.

Management has been pleased with the progress of its loan origination business and is seeking to expand origination activity. The company holds a minority interest in Rooftop Mortgages Limited, which is originating a steadily increasing volume of sub-prime residential loans in the United Kingdom. The company anticipates a continued strong volume of residential originations, although growth may be tempered by a moderation in the increase in housing prices in the United Kingdom. Crown is also actively developing the capability to begin originating commercial mortgage loans in the U.K. later this year. Similar to the residential activity, these commercial originations should also increase loan servicing and mortgage management portfolios.

Operations in the United States are in transition. During 2004, the company capitalized on prevailing economic and regulatory factors to realize very significant cash and non-recurring income from the sale of a substantial portion of assets under management in the U.S. The company is using the proceeds from these dispositions to meet operational needs, primarily in Europe. Efforts are under way to resolve the small number of assets remaining under management in the United States. The company is also in discussions with potential strategic partners regarding ongoing operations in the U.S.

Loan servicing volumes in the U.S. continue to decline as loans in the portfolio pay off in the normal course. Management is evaluating opportunities to possibly increase this servicing portfolio through participation in a loan origination program or other means. Crown continues to operate as a rated servicer in the U.S. but will relinquish that rating if additional U.S. business does not develop.

Going forward, Crown is primarily focused on realizing value from its existing business activities in Europe and in further expanding its presence in European markets. The company anticipates this expansion may include further development of business platforms in Germany, Scandinavia and the United Kingdom. The company is also exploring partnerships and other business structures with existing or new clients to develop business both in Europe and the United States. The company would be prepared to provide investment capital to such entities to advance growth opportunities that maximize the value of Crown's comprehensive financial services and provide recurring revenue to its business lines. Crown believes that proceeding in this manner is the most effective way of expanding the company's revenues and returning it to operating profitability.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

As set forth in Note 1 to the Consolidated Financial Statements, the acquisition of CNL and CMM effective December 31, 2003 was accounted for using the purchase method of accounting. Beginning January 1, 2004, the company's results of operations reflect the combined entities. Therefore, most of the large variances in operating results between 2004 and 2003 are attributable to 2004 being the initial reporting period for the consolidated entity.

Total revenues from continuing operations increased $9,360,076 to $10,375,516 in 2004 from $1,015,440 in 2003, with the largest increases being attributable to loan servicing fees and interest income.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees decreased $77,656 to $559,702 in 2004 from $637,358 in 2003. The majority of this decrease is attributable to a fee of approximately $172,500 collected in 2003 for the management and disposition of an asset in a securitization. Also, due to this and other dispositions, monthly fees collected in conjunction with management of assets declined by approximately $161,000 for the twelve months ending December 31, 2004 compared to the same period in 2003. Offsetting these two reductions are fees earned from European operations of approximately $263,000.

Loan servicing fees increased $2,886,508 to $2,997,764 in 2004 from $111,256 in 2003. This increase is due almost entirely from servicing fees earned in Europe.

Interest income increased $5,984,048 to $6,239,933 in 2004 from $255,885 in 2003. The majority of the increase is attributable to the receipt of cash from a residual interest in a securitization of tax-exempt housing bonds owned by one of Crown's subsidiaries. The receipt of cash came as the result of the sale of the remaining underlying collateral properties of the bonds during 2004.

Income from partnerships and joint ventures increased to $131,282 for the year ended December 31, 2004 from $6,222 for the year of 2003. This increase was primarily the result of income from a European partnership interest.

Other income increased $442,116 to $446,835 in 2004 from $4,719 in 2003. The majority of the increase was attributable to an accrual of amounts due from the recapture of the prior year's income tax payments in Europe.

Operating and administrative expense changes were as follows:

                                  2004          2003        $ Change
                               ----------    ----------    ----------
Personnel                      $4,591,726    $  607,170    $3,984,556
Insurance, Professional and    $2,851,931    $  424,262    $2,427,669
         Other
Occupancy                      $1,040,128    $  119,072    $  921,056
Amortization and               $  825,722    $   58,023    $  767,699
         Depreciation
Total                          $9,309,507    $1,208,527    $8,100,980

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $3,984,556 to $4,591,726 in 2004 from $607,170 for the same period in 2003. The increase was due to European payroll costs of $3,083,700 as well as travel expenditures of approximately $459,000 associated with European operations. Also contributing to the increase were salary increases and staff additions in the U.S., which totaled approximately $346,000 for the period, as well as an increase in contract labor of $45,000 and travel of approximately $47,000.

Insurance, professional and other costs increased by $2,427,669 to $2,851,931 in 2004 from $424,262 in 2003. This increase is attributable in part to office overheads and professional services incurred in Europe of approximately $1,495,000 and to the write-off of mortgage servicing rights in the U.S. of approximately $300,000. This write-off was necessitated by the disposition of a servicing contract. The remainder of the increase is attributable to operations in the U.S. and is the result of an increase in legal expenses of approximately $750,000, an increase in accounting fees of approximately $70,000, an increase in professional services of some $95,000 and an increase in advertising expense of approximately $34,000. Offsetting these increases is the lowering of the loss reserve in one of the European subsidiaries of approximately $315,000. The increase in legal expense is primarily attributable to arbitration proceedings involving the company's U.S. loan servicing system. The increase in accounting and professional services is related to the acquisitions of CNL and CMM.

Occupancy costs increased $921,056 to $1,040,128 in 2004 from $119,072 in 2003.
The increase was attributable in part to European office rent and computer expense of $262,138 and $631,917 respectively. The remainder of the increase is attributable to increases in office rent and computer expense in the U.S. of $13,000 and $14,000, respectively.

Interest expense increased to $90,635 in 2004 from $20,042 in 2003. The increase is due primarily to the accrual of interest expense on borrowings for the European operations.

Depreciation and amortization increased to $825,722 in 2004 from $58,023 in 2003. The majority of the $767,699 increase is the result of depreciation expense of $310,073 attributable to European operations as well as amortization of capitalized servicing and software costs associated with European operations totaling approximately $446,000.

Other comprehensive income increased from $926 in 2003 to $536,241 in 2004. The majority of the increase is the result of foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,235,039 to $3,287,104 in 2004 from $2,052,065 in 2003. The majority of the cash increase came from the disposition of a residual interest in a tax-exempt bond securitization. The company believes it has opportunities to improve its liquidity and access to cash resources by completing the resolution of certain managed assets in accordance with contractual terms, generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances. The company presently has no bank credit facilities.

Crown anticipates continuing to fund operations for the foreseeable future with cash provided by operations and funds received from its subsidiaries. Crown will continue to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company continues to seek new capital resources as additional means of funding operations.

HISTORICAL CASH FLOWS

Cash flows from operating activities provided cash of $3,223,792 in 2004. Operating activities used $68,448 in 2003.

Investing activities used cash of $16,823 in 2004. Similar activities provided $1,801,663 in 2003. The 2003 increase was the result of the cash acquired in the corporate acquisition in December 2003 reduced by the purchase of new computer network as well as the purchase of a minority interest in a partnership associated with the tax-exempt bond securitization. The 2004 decrease was the result of increases in the purchases of office equipment and computer equipment offset by the disposition of a residual interest in the bond securitization.

Financing activities used $1,929,767 in cash in 2004. In 2003, financing activities provided $301,518 of cash. The use in 2004 was the result of repayment of debt to a related entity. The increase in 2003 was the result of a net increase in notes payable from a related entity.

                         ITEM 7. - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Independent Auditors' Report...................................................   F-1

Consolidated Balance Sheets, December 31, 2004 and 2003........................   F-2

Consolidated Statements of Operations for the years ended
 December 31, 2004 and 2003....................................................   F-3

Consolidated Statements of Shareholders' Equity for the years
 ended December 31, 2004 and 2003..............................................   F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 2004 and 2003....................................................   F-5

Notes to Consolidated Financial Statements for the years
 ended December 31, 2004 and 2003..............................................   F-6

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Crown NorthCorp Limited, a wholly owned subsidiary operating principally in the United Kingdom, which statements reflect total assets constituting 37% and 54% of consolidated assets as of December 31, 2004 and 2003 respectively, and revenues constituting 35% and 0%, respectively of consolidated revenues for the years then ended of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crown NorthCorp Limited and subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SCHOONOVER BOYER + ASSOCIATES

/s/_______________________

Columbus, Ohio
March 30, 2005

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                                    2004             2003
                                                                                ------------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $  3,287,104     $  2,052,065
  Accounts receivable                                                              1,756,639        2,405,456
  Prepaid expenses and other assets                                                  734,219          368,588
                                                                                ------------     ------------

            Total current assets                                                   5,777,962        4,826,109

PROPERTY AND EQUIPMENT - Net                                                         283,236          111,747

RESTRICTED CASH                                                                      351,131          257,490

OTHER ASSETS
  Investment in partnerships and joint ventures                                      889,449          392,985
  Other investments
      Mortgage loans, net of reserves                                                937,678        1,245,690
      Other                                                                           36,974          693,899
  Loan servicing rights-net of accumulated amortization of $248,445 in 2004        6,548,653        7,017,674
     and $190,597 in 2003
  Capitalized software cost - net of accumulated amortization of $749,331            775,974        1,026,196
     in 2004 and $300,126 in 2003
  Acquisition costs                                                                    2,091            2,091
  Deposits                                                                            42,059           42,585
                                                                                ------------     ------------

            Total other assets                                                     9,232,878       10,421,120
                                                                                ------------     ------------

TOTAL                                                                           $ 15,645,207     $ 15,616,466
                                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                                                  -        1,294,202
  Accounts payable                                                                   993,236          638,133
  Accrued expenses:
    Interest                                                                               -           10,688
    Other                                                                            778,125          884,875
                                                                                ------------     ------------

            Total current liabilities                                              1,771,361        2,827,898

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion                                           -          505,979
  Allowance for loan losses & other                                                  235,979          235,979
                                                                                ------------     ------------

            Total long-term obligations                                              235,979          741,958

SHAREHOLDERS' EQUITY:
  Common stock                                                                       159,401          152,501
  Additional paid-in capital                                                      20,117,522       20,058,116
  Accumulated comprehensive income                                                   536,241          114,231
  Accumulated deficit                                                             (6,998,239)      (8,101,180)
  Treasury stock, at cost                                                           (177,058)        (177,058)
                                                                                ------------     ------------

            Total shareholders' equity                                            13,637,867       12,046,610
                                                                                ------------     ------------

TOTAL                                                                           $ 15,645,207     $ 15,616,466
                                                                                ============     ============

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   2004             2003
                                                               ------------     ------------
REVENUES:
  Management fees                                              $    559,702     $    637,358
  Loan servicing fees, net                                        2,997,764          111,256
  Interest income                                                 6,239,933          255,885
  Income from partnerships and joint ventures                       131,282            6,222
  Other                                                             446,835            4,719
                                                               ------------     ------------
            Total revenues                                       10,375,516        1,015,440
                                                               ------------     ------------
OPERATING AND ADMINISTRATIVE EXPENSES:
  Personnel                                                       4,591,726          607,170
  Insurance, professional and other                               2,851,931          424,262
  Occupancy                                                       1,040,128          119,072
  Depreciation and amortization                                     825,722           58,023
                                                               ------------     ------------
            Total operating and administrative expenses           9,309,507        1,208,527
                                                               ------------     ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INTEREST EXPENSE                                          1,066,009         (193,087)

INTEREST EXPENSE                                                     90,635           20,042
                                                               ------------     ------------

NET INCOME (LOSS) BEFORE TAX                                        975,374         (213,129)

INCOME TAX (BENEFIT)                                                      0               -
                                                               ------------     ------------

NET INCOME (LOSS)                                                   975,374         (213,129)

OTHER COMPREHENSIVE INCOME
  Unrealized Gain (Loss)                                                  -              926
  Foreign currency translation adjustment                           536,241                -
                                                               ------------     ------------

COMPREHENSIVE INCOME (LOSS)                                    $  1,511,615     $   (212,203)
                                                               ============     ============

EARNINGS (LOSS) PER SHARE                                      $       0.04     $      (0.02)
                                                               ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                              14,209,229       12,164,480
                                                               ============     ============

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                      Convertible Preferred Stock
                                                                             -------------------------------------------------
                                                                                Series CC        Series DD        Series EE
                                                    Common Stock             ---------------  ---------------  ---------------
                                                       Shares                Shares           Shares           Shares
                                                       Issued      Amount    Issued   Amount  Issued   Amount  Issued   Amount
                                                    ------------   -------   ------   ------  ------   ------  ------   ------
BALANCE, DECEMBER 31, 2002                            12,742,851    40,948        1                1                1

      Net loss
      Purchase accounting and audit adjustments                    (12,397)
      Purchase of Royal                               12,000,000   120,000        -               (1)
      Dividends paid
      Accumulated comprehensive income
      Purchase of minority interest
      Issuance of common stock                           395,000     3,950
      Net effect of reverse stock split/conversion    (9,887,735)                (1)                               (1)
                                                    ------------   -------   ------   ------  ------   ------  ------   ------

BALANCE, DECEMBER 31, 2003                            15,250,116   152,501        -        -       -        -       -        -

      Net income
      Audit adjustments                                                  -
      Reclassification adjustment
      Comprehensive Income
      Issuance of common stock                           690,000     6,900        -                                 -
                                                    ------------   -------   ------   ------  ------   ------  ------   ------

BALANCE, DECEMBER 31, 2004                            15,940,116   159,401        -        -       -        -       -        -
                                                    ============   =======   ======   ======  ======   ======  ======   ======

                                                                       Convertible Preferred Stock
                                                    ------------------------------------------------------------------
                                                       Series FF        Series GG       Series HH         Series II
                                                    ---------------  ---------------  ---------------  ---------------  Additional
                                                    Shares           Shares           Shares           Shares             Paid-In
                                                    Issued   Amount  Issued   Amount  Issued   Amount  Issued   Amount    Capital
                                                    ------   ------  ------   ------  ------   ------  ------   ------  ----------
BALANCE, DECEMBER 31, 2002                               1                1               15               12            8,924,279

      Net loss                                                                                                                   -
      Purchase accounting and audit adjustments                                                                             12,397
      Purchase of Royal                                 (1)                              (15)             (12)          11,074,196
      Dividends paid
      Accumulated comprehensive income
      Purchase of minority interest                                                                                         11,694
      Issuance of common stock                                                                                              35,550
      Net effect of reverse stock split/conversion                       (1)                                                     -
                                                    ------   ------  ------   ------  ------   ------  ------   ------  ----------

BALANCE, DECEMBER 31, 2003                               -        -       -        -       -        -       -        -  20,058,116

      Net income                                                                                                                   -
      Audit adjustments                                                                                                    (11,694)
      Reclassification adjustment
      Comprehensive Income
      Issuance of common stock                                            -                                                 71,100
                                                    ------   ------  ------   ------  ------   ------  ------   ------  ----------

BALANCE, DECEMBER 31, 2004                               -        -       -        -       -        -       -        -  20,117,522
                                                    ======   ======  ======   ======  ======   ======  ======   ======  ==========

                                                                    Accumulated                                   Total
                                                     Accumulated   Comprehensive   Treasury Stock              Shareholders'
                                                       Deficit        Income          Shares         Amount       Equity
                                                     -----------   -------------   --------------   --------   -------------
BALANCE, DECEMBER 31, 2002                            (7,862,162)        113,305         (682,073)   (67,053)      1,149,317
                                                                                                                           -
      Net loss                                          (213,129)                                                   (213,129)
      Purchase accounting and audit adjustments                -                                                           -
      Purchase of Royal                                        -                       (1,125,803)  (110,005)     11,084,191
      Dividends paid                                                                                                       -
      Accumulated comprehensive income                         -             926                                         926
      Purchase of minority interest                      (25,889)                                                    (14,195)
      Issuance of common stock                                                                  -          -          39,500
      Net effect of reverse stock split/conversion                                        613,866                          -
                                                      ----------        --------       ----------   --------      ----------

BALANCE, DECEMBER 31, 2003                            (8,101,180)        114,231       (1,194,010)  (177,058)     12,046,610

      Net income                                         975,374                                                   1,071,959
      Audit adjustments                                   13,336                                                       1,642
      Reclassification adjustment                        114,231        (114,231)                                          -
      Comprehensive Income                                     -         536,241                                     439,656
      Issuance of common stock                                                                  -                     78,000
                                                      ----------        --------       ----------   --------      ----------

BALANCE, DECEMBER 31, 2004                            (6,998,239)        536,241       (1,194,010)  (177,058)     13,637,867
                                                      ==========        ========       ==========   ========      ==========

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                  2004             2003
                                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $    975,374     $   (213,129)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                1,467,930           92,687
    Equity in income from investment in partnerships and joint ventures                           (138,154)               -
    Write off unamortized cost of disposed asset                                                   300,544           13,411
    Payment of board of directors' fees by the issuance of common stock                             78,001           39,500
    Change in operating assets and liabilities: net of effects from purchase of subsidiary
      Accounts receivable                                                                          310,990           (1,492)
      Prepaid expenses and other assets                                                            (48,459)          (7,502)
      Accounts payable and accrued expenses                                                        277,566            8,077
                                                                                              ------------     ------------

            Net cash provided by (used in) operating activities                                  3,223,792          (68,448)
                                                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                              (366,352)        (124,945)
  Purchase of minority interest                                                                          -         (111,694)
  Decrease (increase) in other investments                                                         443,170
  Increase in additional paid in capital                                                                 -           11,694
  Net cash acquired in (paid for) corporate acquisition                                                  -        1,984,480
  Distribution from D-Certificate                                                                        -           45,062
  Decrease (increase) in restricted cash                                                           (93,641)               -
  Deposits                                                                                               -           (2,934)
                                                                                              ------------     ------------

            Net cash provided by (used in) investing activities                                    (16,823)       1,801,663
                                                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                      238,472          337,877
  Principal payments on notes payable                                                           (2,168,239)         (36,359)
  Issuance of  common stock                                                                              -                -
                                                                                              ------------     ------------

            Net cash provided by (used in)  financing activities                                (1,929,767)         301,518
                                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                                1,277,202        2,034,733
EFFECT OF EXCHANGE RATE ON CASH                                                                    (42,163)               -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 2,052,065           17,332
                                                                                              ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  3,287,104     $  2,052,065
                                                                                              ------------     ------------

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest                                                                    $     60,635     $     13,607

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Corporate acquisition:
    Accounts receivable                                                                       $          -     $  2,369,382
    Prepaid expenses                                                                                                287,369
    Property and equipment - net                                                                                     38,362
    Investments                                                                                                   2,554,485
    Loan servicing rights capitalized                                                                             6,482,041
    Other Assets                                                                                                    917,836
    Accounts payable and accrued expenses                                                                        (1,361,992)
    Other long term debt                                                                                 -       (1,271,963)
                                                                                              ------------     ------------
        Net assets acquired net of cash acquired                                                                 10,015,520

Amount financed
    Common stock - net of treasury shares                                                                       (12,000,000)
                                                                                              ------------     ------------

        Net cash (acquired in) paid for acquisition                                           $          -     $ (1,984,480)
                                                                                              ============     ============

See notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

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

      Property and Equipment

      Property and equipment are recorded at cost. Repairs, maintenance and minor replacements are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Upon retirement, sale or disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

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

      Long-Lived Assets

      The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When discounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. The discount rate reflects the risk that is specific to that asset. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

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

                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

      Other Investments

      In 2003, two wholly owned subsidiaries of the Company, CRS Bond Portfolio, L.P. ("CRS I") and CRS Bond Portfolio II, L.P. ("CRS II"), had as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. During 2004, all remaining projects were sold, thus disposing of the residual interest. The sale of the collateral generated approximately $6.1 million in interest income. The remainder of Other Investments in 2003, as well as 2004, were mortgage contracts held by one of the Company's European subsidiaries.

      Reserve for Loan Losses

      The Company established an allowance for loan losses to provide for estimated losses in acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (See Note 4). At the time, a reserve balance was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. There were no charges against the reserve in 2004 or 2003.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

      Credit Risk

      The Company maintains several cash accounts in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003, the Company's uninsured cash balances total $2,458,611 and $157,490, respectively. Management believes that the risk is limited because the institutions are large national institutions with strong financial positions.

      The Company also maintains several cash accounts in the United Kingdom. The balances are insured by the Financial Services Compensation Scheme established under the Financial Services and Markets Act of 2000 up to approximately $61,000. At December 31, 2004 and 2003, the Company's uninsured cash balances total approximately $465,000 and $1,818,356, respectively Management believes that the risk is limited because the institution is a large national institution with a strong financial position.

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

      SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No 123R), was issued December 2004. SFAS No 123R amends SFAS No. 123 and supersedes Accounting Principles Board Opinion NO. 23, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

      Recently Issued Accounting Standards - Continued

      SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

      SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29" SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

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

                 For the Years Ended December 31, 2004 and 2003

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

      Acquisitions

      Effective December 31, 2003, the Company acquired 100% of the issued and outstanding stock of Royal Investments Corp ("Royal") for 12,000,000 shares of common stock of the Company. Through this acquisition the Company acquired Crown NorthCorp LTD, ("CNL") and Crown Mortgage Management, ("CMM"). The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations are reflected in the

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

      financial statements beginning January 1, 2004. Royal was a Delaware corporation whose sole shareholder was the Company's chairman and chief executive officer.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of 2003.

                           2003
                      ------------
Revenue               $ 11,875,202
Expenses                 8,885,669
                      ------------
Net income            $  2,989,533
                      ============

Earnings per share    $       0.21
                      ============

      The pro forma consolidated results do not purport to be indicative of results that would have occurred had the transactions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 2 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

      Property and equipment consists of the following at December 31:

                                    2004            2003
                                 -----------     -----------
Furniture and equipment          $ 1,365,133     $ 1,142,689
Less accumulated depreciation     (1,081,897)     (1,030,942)
                                 -----------     -----------
Property and equipment - net     $   283,236     $   111,747
                                 ===========     ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS - Continued

      During 2003, the Company acquired $38,362 of furniture and equipment due to the merger with Royal. The book value assigned to the furniture and equipment approximated the net carrying value of the fixed assets at the date of the acquisition. Accordingly, these costs have been included in Property and Equipment - net on the balance sheet.

      Capitalized software amortization expense was $388,095 and $165,033 for 2004 and 2003, respectively. Capitalized software costs of $883,560 were acquired in the merger of Royal. The book value assigned to the capitalized software costs approximated the net carrying value of the capitalized software cots at the date of the acquisition. Accordingly, these costs have been included in Capitalized Software Costs on the balance sheet.

NOTE 3 - INVESTMENTS IN AFFILIATES AND JOINT VENTURES

      The Company has investments in affiliates that are accounted for using the equity method of accounting. The investments were acquired in the merger with Royal, effective December 31, 2003.

      TITRISATION BELGE-BELGISCHE EFFECTISERING SA/NV

      In October 2003, CMM acquired 75% of the shares in Titrisation Belge-Belgische Effectisering SA/NV "TBE" for 110% of the net asset value at September 30, 2003, approximately $532,300. Fortis Bank owned the other 25% share. CMM and Fortis agreed to jointly own TBE with a view of developing its master servicing business. Within a few days of the original transaction, CMM sold 25% of its share to Fortis for $177,434 thereby creating a 50/50 joint venture.

      Summarized condensed financial information of TBE, a 50% owned corporate joint venture accounted for by the equity method follows:

                                  2004        2003
Balance sheet at December 31,
Assets:
     Current assets             $767,820    $845,165
     Fixed Assets               $119,010           -
Liabilities:
     Current liabilities        $127,828    $170,757

Income statement
     Revenue                    $638,566    $674,565
     Expense                     607,602     524,340
                                --------    --------
     Net income before tax        30,964      25,966
     Tax                          10,543      10,750
                                --------    --------
     Net income                 $ 20,421    $ 21,079

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 4 - DISCOUNTED OPERATIONS AND DISPOSITIONS

      In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program. Pursuant to the sale agreement, $500,000 was retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds are to be held in an escrow account until all of the mortgage loans have been paid off or refinanced by third parties. During 2004 and 2003, the purchaser incurred no losses in the portfolio. Cumulative charges to date Against the reserve are $264,021.

NOTE 5 - LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                                      2004         2003
                                                                                   ---------    -----------
U.S. Promissory Note to majority shareholder, interest at 6% payable quarterly, principal and accrued interest payable December 31, 2004.
Paid in full July 2004.                                                            $       -    $   500,000

U.K. Promissory Note to majority shareholder, interest at 6% principal and accrued interest payable December 31, 2004, if funds available.
Paid in full November 2004.                                                                -      1,271,964

U.S. Promissory Note, 6% interest, payable in monthly installments of
$1,514 including interest until April 1, 2005. Paid in full July 2004.                     -         23,217

U.S. Promissory Note, 6% interest, payable in quarterly installments of
$5,000 including interest until September 30, 2003. Paid in full April 2004.               -          5,000
                                                                                   ---------    -----------

                                                                                                  1,800,181
                  Less: current maturities                                                 -     (1,294,202)
                                                                                   ---------    -----------
                                                                                   $       -    $   505,979
                                                                                   =========    ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 6 - LEASES

      The Company, in its operations, leases office facilities located in Columbus, Ohio; Austin, Texas; and London, Ipswich and Farnham, England. All leases in effect at December 31, 2004, which expire on various dates through February 2010, have been classified as operating leases. Rent expense for the years ending December 31, 2004 and 2003 was approximately $ 224,000 and $57,000 respectively.

      Minimum future rentals under these non-cancelable lease agreements are as follows:

              Commitments    Sublease        Net
              -----------   ----------    ---------
2005          $ 217,553     $ (65,188)    $ 152,365
2006            216,965       (65,188)      151,777
2007            103,905       (16,297)       87,608
2008             71,360             -        71,360
Thereafter       71,360             -        71,360
              ---------     ---------     ---------
              $ 681,143     $(146,673)    $ 533,470
              =========     =========     =========

      The Company has entered into agreements to sublease office spaces that are included above. These sublease agreements were acquired as part of the merger with Royal and accordingly no rental income was recognized in the income statements during 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

      MERGER TRANSACTION WITH ROYAL AND RELATED TRANSACTIONS

      Effective December 31, 2003, the Company acquired all of the issued and outstanding stock of Royal, of which Mr. Roark was the sole shareholder. Mr. Roark recused himself from all deliberations and votes of the Company's board of directors on the merger transaction. Royal operated through subsidiaries and affiliates, including but not limited to CNL and CMM, providing loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, the Company acquired these European operations.

      In conjunction with the merger transaction, the Company's board of directors has also authorized a 1:100 reverse and 10:1 forward stock split effective December 31, 2003 to reduce the number of shareholders with extremely small holdings.

      In exchange for all of the issued and outstanding stock of Royal, Mr. Roark received 12,000,000 shares of the Company's common stock. The principle followed in determining the

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - RELATED PARTY TRANSACTIONS - Continued

      amount of consideration was arm's length negotiation. The approximately 1,125,803 shares of the Company's common stock held by Royal became treasury stock of the Company.

      Prior to the merger transaction, Royal distributed to Mr. Roark, as its sole shareholder, all of Royal's assets other than the Company's common stock held by Royal and Royal's ownership of all of the stock of CNL, which subsidiary conducts the European operations acquired by the company. Simultaneously, Mr. Roark assumed all of Royal's liabilities and indemnified the Company from any losses arising from Royal's operations.

      At the time of the merger transaction, the Company owed Royal $500,000 plus interest under an unsecured promissory note, representing operating funds Royal has advanced to the Company from time to time. Royal distributed this promissory note to Mr. Roark as described above so that the Company owed this indebtedness to Mr. Roark personally. The indebtedness was repaid during 2004.

      Also at the time of the merger transaction, CMM owed Royal $1,271,964. Royal distributed this promissory note to Mr. Roark so that CMM now owed this indebtedness to Mr. Roark personally. (See Note 5). This indebtedness was also repaid during 2004.

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

      Mr. Roark and the Company, following arm's length negotiations, entered into an employment contract calling for Mr. Roark to continue to serve as Crown's chairman and chief executive officer. The agreement, which was for a term expiring December 31, 2004, provides for a base salary of $100,000 plus incentive compensation.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - RELATED PARTY TRANSACTIONS - Continued

      (See Note 8). Each of these issuances has been converted to common stock in accordance with the terms of the respective issuances.

      OTHER TRANSACTIONS AND RELATIONSHIPS

      In conjunction with his election as Chairman of the Company's Board of Directors effective January 1, 2005, the company and Mr. Lennhammer have entered into a retainer agreement calling for him to receive quarterly compensation of 2,500 Euros (approximately $3,200) during 2005 for his service as Chairman. Effective September 1, 2004, the company entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director, for a term expiring December 31, 2005. Under this agreement REEDA received a monthly fee of 17,500 Euros through December 31, 2004 and will receive a quarterly fee of 50,000 Euros (approximately $65,000) through the expiration of the agreement.

      In 2003, the Company's management asked Grace Jenkins, a member of the Company's board of directors, to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in dealings with Midland Loan Services. During 2004 and 2003, the Company paid Ms. Jenkins $120,000 and $70,000, respectively.

      Since January 2001, the Company has performed asset management activities for parties holding ownership interests in several multifamily projects that receive subsidies from the U.S. Department of Housing and Urban Development. Mr. Roark, or an affiliate of his, has partnership interests in substantially all of the projects for which Crown presently performs services. The rates and fees the company charges for its services are in accordance with HUD's guidelines and regulations where applicable. Unregulated rates and fees are at market levels.

      The Company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities.

NOTE 8 - SHAREHOLDERS' EQUITY

      At December 31, 2004 and 2003, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized share of its preferred stock.

      On December 31, 2003, the holders of all seven outstanding issuances of the Company's preferred stock (Series CC, DD, EE, FF, GG, HH and II Convertible Preferred Stock) converted those issuances to Common Stock. The company has no preferred stock outstanding.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

      NOTE 8 - SHAREHOLDERS' EQUITY-Continued

      During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase, after accounting for the splits of the Company's Common Stock effective December 31, 2003, up to 49,000 shares of common stock at $.70 per share. All of these warrants are exercisable through 2010 and are anti-dilutive.

      A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 10,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2004.

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Application of this accounting policy would have had a negligible effect on the accompanying financial statements for 2004 and 2003.

NOTE 9 - BENEFIT PLANS

      The Company sponsors a defined contribution retirement plan for certain of its U.S. employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $1,490 and $2,425 in 2004 and 2003, respectively.

      The Company subsidiary in the United Kingdom sponsors a defined contribution retirement plan for its employees. The Company will match the employee's contributions to the plan up to a maximum of 5% per year. The plan is available to all full time employees. The Company contributed $78,648 and $53,253 during 2004 and 2003, respectively.

NOTE 10 - INCOME TAXES

      For the years ended December 31, 2004 and 2003, the components of income tax expense consisted of the following:

                    2004         2003
                    ----         ----
Current             $  -         $  -
Deferred            $  -         $  -

      The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings
      (loss) from continuing operations as follows:

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - INCOME TAXES-Continued

                                               2004             2003
                                             ---------        ----------
     Income tax benefit at statutory rate    $   331,628      $ (72,149)
Amortization of loan servicing rights             84,447         (9,757)
     Amortization of software                          0         (8,891)
     Foreign losses                              808,836              0
     Tax-exempt income                        (2,046,834)       (74,955)
     Other, net                                  205,431             48
     Comprehensive income                              0           (315)
     Increase in valuation allowance             616,492        166,021
                                             -----------      ---------

     Total income tax benefit                $         -      $       -
                                             ===========      =========

At December 31, 2003 and 2002, the Company had recorded a net deferred tax asset as follows:

                                        2004            2003
                                     -----------     -----------
Assets
     Operating loss carry-forward    $ 3,143,090     $ 2,800,398
     Valuation allowance              (3,361,394)     (2,739,042)
                                     -----------     -----------
     Total assets                         51,696          61,534
                                     -----------     -----------
Liabilities:
     Deferred loan servicing             (35,706)        (55,405)
     Software amortization               (15,990)         (5,949)
                                     -----------     -----------
              Total liabilities          (51,696)        (61,354)
                                     -----------     -----------
Net deferred tax asset               $         -     $         -
                                     ===========     ===========

NOTE 11 - CONTINGENCIES

      The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial statements of the Company.

      The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 11 employees may be entitled to receive severances based upon a formula taking into account years and weekly pay. The total payout is capped at a maximum two years of pay. At December 31, 2004, this liability is approximately $647,000.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 12 - MORTGAGE SERVICING FOR OTHERS

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $5.0 billion and $3.9 billion at December 31, 2004 and 2003, respectively. As of December 31, 2004 the Company was also the standby servicer for loans with an aggregate unpaid principal balance of $6.4 billion.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $2 million and $2 million at December 31, 2004 and 2003, respectively.

      Mortgage servicing rights of $6.5 million and $7.0 million were capitalized as of December 31, 2004 and 2003, respectively. Mortgage servicing rights are recorded at fair value. Such value is determined by the discounted cash flow method using a 22% discount rate over the average remaining contractual life of the mortgages adjusted for estimated delinquencies and estimated prepayments.

      The servicing assets are grouped by servicing type when evaluating such assets for impairment. During 2004, adjustments to the value of the servicing rights totaling $83,404 were charged to expense due to deemed impairment.

      One of the company's European subsidiaries, Crown Mortgage Management Inc."CMM" has been notified by Morgan Stanley Mortgage Servicing ("MSMS") that it is terminating the sub-servicing agreement it has with CMM effective March 31, 2005. This agreement currently represents approximately 30% of CMM's commercial servicing portfolio. (See Note 15)

NOTE 13 - VARIABLE INTEREST ENTITIES

      As of December 31, 2003, the Company has relationships with two variable interest entities where the Company is deemed not to be the primary beneficiary. During 2004, the Company transferred its interest in one of these entities ,Rooftop Mortgage Limited, and as a result, the Company, as of December 31, 2004, has a relationship with only one variable interest entity. In accordance with FIN 46, the remaining entity is not included in the consolidated financial statements.

      CROWN EUROPEAN HOLDINGS LIMITED

      In May 2003, Crown Properties Holding AB ("CPH"), Crown Fastighter AB, HVB Real Estate Investment Banking Limited, Bayerische Hypo-und Vereinsbank Aktiengesellschaft, Real Estate Scandinavia, Stockholm Branch, and certain other parties entered into a $79,000,000 facilities agreement.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

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

      The Crown group can earn income under an Asset Manager agreement in four ways:

            1.    Annual management fee based as a percentage of the asset value

            2.    Approximately $13,600 per month to cover management costs

            3. Subject to board approval, 1% of the gross sales price of any assets sold

            4. Promote fee as a percentage of net distributions if Return on Capital Employeed (ROCE) exceeds 20% per annum. However, the promote fee will not exceed the amounts paid out in distributions to Kenmore and Mr. Roark.

      The Asset Manager Agreement is deemed to be a variable interest. The Crown group has only its equity investment at risk in the CEH venture. The equity investment is one Pound Sterling. CMM is not deemed to be the primary beneficiary because of the significant rights and risks assumed by Kenmore pursuant to the transaction documents. Due to Kenmore's voting rights via the security agreement, Kenmore can terminate the Asset Manager agreement at any time. In addition, Kenmore must approve the operating budget, any capital expenditure, any disposals of assets, any borrowings, and any factoring or discounting of debt. Also, there is no financial recourse to CNL. And Kenmore, through the 73% preferred share dividend would absorb a majority of CEH's expected losses/residual returns.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 13 - VARIABLE INTEREST ENTITIES - Continued

      ROOFTOP MORTGAGES LIMITED

      In September 2003, Crown Asset Management Limited ("CAM") formed a 100% owned corporation known as Rooftop Mortgages Limited ("Rooftop"). Rooftop had 1,000 ordinary shares authorized at one Pound Sterling per share. At December 31, 2003 there was 1 share issued and outstanding.

      Rooftop operated as a sub-prime residential lender in England, Wales, Scotland and Northern Ireland and as such was a party to agreements for the origination and sale of loans. Pursuant to the terms of a Mortgage Sale Agreement and related transaction documents Rooftop agreed to forgo certain rights and transfer certain risks normally belonging to a stockholder to its funder, such that it would not be appropriate to fully consolidate Rooftop into the Crown group. CAM was not deemed to be the primary beneficiary because of the significant rights and risks transferred pursuant to the transaction documents.

      In September 2004, CAM transferred its ownership in Rooftop to Rooftop Holdings LTD in exchange for 20 Ordinary Shares of Rooftop Holdings LTD. Each share is valued a 1 Pound Sterling. CAM's ownership interest in Rooftop holdings is effectively 20%. CAM uses the equity method to account for this investment.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

NOTE 14 - FAIR VALUE-Continued

         Estimated Fair values:

                                                   2004                            2003
                                        --------------------------    ----------------------------
                                         Carrying       Estimated       Carrying       Estimated
                                           Value        Fair Value        Value        Fair Value
                                        -----------    -----------    -------------   -----------
Financial assets:
  Cash and other short term
       financial instruments            $ 3,638,235    $ 3,638,235    $   2,309,554   $  2,309,544
  Investments                                     -              -          693,899        693,899
  Loans                                   2,728,187      2,728,187        3,650,851      3,650,851
  Allowance for losses                   (1,790,509)    (1,790,509)      (2,405,160)    (2,405,160)
  Servicing Rights                        6,548,653      6,548,653        7,017,674      7,017,674
Financial liabilities:
  Short term financial instruments                                        1,294,202      1,294,202
  Long term debt                                                            505,977        505,977

NOTE 15 - SUBSEQUENT EVENTS

Morgan Stanley Mortgage Servicing ("MSMS") has advised CMM that it is terminating the subservicing agreement it has with CMM effective March 31, 2005. This agreement currently represents approximately 30% of CMM's commercial servicing portfolio. The remaining balances in this portfolio are approximately $747 million. MSMS advises that the termination is without cause and represents MSMS' business decision to perform this servicing itself.

The company is due fees under the MSMS subservicing contract through September 2005. MSMS and Crown are currently in negotiations on the financial settlement Crown will receive by reason of the contract termination. The amount of this settlement cannot be predicted until these negotiations conclude.

Crown, in accordance with SFAS No.5 "Accounting for Contingencies", as of March 31, 2005 will make a charge to earnings of approximately $1.1 million, representing a downward adjustment in the value of the company's servicing rights as a result of this contract termination.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. - CONTROLS AND PROCEDURES

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on December 31, 2004 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

ITEM 8B. - OTHER INFORMATION

Morgan Stanley Mortgage Servicing ("MSMS") has advised CMM that it is terminating the subservicing agreement it has with CMM effective March 31, 2005. This agreement currently represents approximately 30% of CMM's commercial servicing portfolio and approximately 7% of the overall servicing portfolio. MSMS advises that the termination is without cause and represents MSMS' business decision to perform this servicing itself.

The company is due fees under the MSMS subservicing contract through September 2005. MSMS and Crown are currently in negotiations on the financial settlement Crown will receive by reason of the contract termination. The amount of this settlement cannot be predicted until these negotiations conclude.

Crown, as of March 31, 2005, will make a charge to earnings of approximately $1.1 million, representing a downward adjustment in the value of the company's servicing rights as a result of this contract termination. See "Note 15 - Subsequent Events - to the Consolidated Financial Statements."

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The company currently has seven directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors. The chairman serves under a one-year retainer agreement. The company and the vice chairman and chief executive officer have an agreement to pay him base plus incentive compensation in 2005.

The directors and executive officers of the company as of March 25, 2005 are as follows:

NAME                      AGE       POSITION WITH COMPANY
----                      ---       ---------------------
Stefan Lennhammer          42       Chairman
Ronald E. Roark            54       Vice Chairman, Chief Executive Officer and Director
Gordon V. Smith            72       Director
David K. Conrad            49       Director
Grace Jenkins              53       Director
John S. Koczela            53       Director
Peter Walker               41       Director and Managing Director, United Kingdom
Clarence Dixon             44       Managing Director, Continental Europe
David Scrivener            43       Assistant Secretary and Controller
Rick Lewis                 51       Vice President, Treasurer and Chief Financial Officer of Crown
Stephen W. Brown           54       Secretary and Corporate Counsel

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of March 25, 2005.

STEFAN LENNHAMMER became Chairman of the Board of Directors of the company January 1, 2005. Since April 2004, he has served as Managing Director of REEDA Management AB. From 1997 to 2004, he served as Group Chief Executive Officer of Catella Property AB and as a director of that firm.

RONALD E. ROARK has served as Vice Chairman and Chief Executive Officer of the company since January 1, 2005. He served as Chairman from August 4, 1994 through December 31, 2004 and has served as Chief Executive Officer since September 1, 2000. He served as President of Royal Investments Corp. prior to its merger into Crown and as Managing Member of Tucker Holding Company, Ltd. from 1995 to December 31, 2003. Since 1979, he has been President of Brookville Associates, Inc.

GORDON V. SMITH has served as a director of Crown since October 1, 1996. He has been Chairman of the Board of Miller and Smith Holding, Inc. since 1964. From 1996 to 2000, he served as Chairman of Bank Plus. He has been a director of OMB Bank of the Philippines since 2001.

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

JOHN S. KOCZELA has served as a director of Crown since January 1, 2005 and as a director of its European subsidiaries since 2000. From 1996 through 2001, he served as Executive Vice President and Managing Director of European operations for Crown. He has also served as President of Falcon Management Group, Inc. since 1989.

PETER WALKER has served as a director of Crown since January 1, 2005. He became Finance Director of CNL in March 1999 and Managing Director, United Kingdom in November 2004. Prior to his service with the company, he served in the Corporate Recovery Department of Ernst & Young.

CLARENCE DIXON has served as Managing Director, Continental Europe, since August 2004. Prior to joining Crown, he served as Executive Vice-President of Aareal Bank.

DAVID SCRIVENER has managed corporate and client reporting functions for CNL for approximately twenty years and, since September 1999, has served as finance manager. He became Crown's Assistant Secretary and Controller in November 2004.

RICK LEWIS has served as the company's Treasurer and Chief Financial Officer since September 1, 2000 and as Vice President since February 22, 2000. Since 1994, he has administered the company's U.S. loan servicing operations.

STEPHEN W. BROWN has served as Secretary of Crown since September 13, 1994 and as Corporate Counsel since August 1996. Since March 1992, he has served Crown in various asset management capacities and as a legal counsel.

Audit Committee Financial Expert

The company's Board of Directors has determined that Mr. Smith, an independent director, serves as the Audit Committee financial expert.

Code of Ethics

Crown has adopted a code of ethics applicable to its principal executive, financial and accounting officers. A copy of the code is available without charge, upon request, by writing to Secretary, Crown NorthCorp, Inc., 1251 Dublin Road, Columbus, Ohio 43215.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information for the year ended December 31, 2004 with respect to Crown's Chief Executive Officer and the next four most highly compensated executive officers other than the Chief Executive Officer.

                               YEAR ENDED                                          ALL OTHER
          NAME                DECEMBER 31        SALARY            BONUS          COMPENSATION
          ----                -----------       --------          --------        ------------
Ronald E. Roark,                  2004          $100,000          $      0          $      0
Vice Chairman and                 2003          $      0          $      0          $ 10,000
CEO (1)                           2002          $      0          $      0          $ 10,000

Peter Walker, Finance             2004          $149,281          $ 40,219          $      0
Managing Director,                2003          $125,867          $ 49,039          $      0
United Kingdom                    2002          $114,002          $ 75,125          $      0

Rick Lewis, Vice                  2004          $ 85,500          $ 25,000          $      0
President, Treasurer and          2003          $ 85,500          $      0          $      0
Chief Financial Officer           2002          $ 85,500          $      0          $      0

Stephen W. Brown,                 2004          $ 80,000          $ 25,000          $      0
Secretary and Corporate           2003          $ 80,000          $      0          $      0
Counsel                           2002          $ 80,000          $      0          $      0

David Scrivener,                  2004          $ 74,002          $ 13,406          $      0
Assistant Secretary and           2003          $ 83,366          $ 20,433          $      0
Controller                        2002          $ 68,364          $ 30,050          $      0

(1) Mr. Roark served as Chairman of the company from August 4, 1994 through December 31, 2004 and as Vice Chairman since January 1, 2005. He as served as Chief Executive Officer from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage premiums and disability insurance premiums on his behalf. In conjunction with the Royal merger transaction, Mr. Roark entered into a one-year employment agreement with the company that provided for an annual salary in 2004 of $100,000 plus incentive compensation based on Crown's earnings, with total compensation not to exceed $1 million. Mr. Roark elected not to receive incentive compensation in 2004. During 2005, Mr. Roark will also receive base compensation of $100,000 with the opportunity for incentive compensation based on Crown's earnings, with total compensation not to exceed $1 million.

Each non-management director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended except the Audit Committee, where the fee is $1,000 per meeting, plus expenses. The company makes retainer and attendance payments to directors quarterly. In 2004, compensation was paid in stock of the company. Beginning January 1,2005, compensation is paid half in cash and half in stock of the company, with the stock issued at the higher of book value or market price.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth security ownership information regarding the common stock as of March 25, 2005 by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                                  NUMBER OF SHARES       APPROXIMATE
        NAME                                      OF COMMON STOCK      PERCENT OF CLASS
---------------------                             ---------------      ----------------
Stefan Lennhammer (1)                                        0              n/a
Ronald E. Roark                                     10,931,157             77.1%
Gordon V. Smith(2)                                     430,606              3.0%
Grace Jenkins(3)                                        84,000               (7)
David K. Conrad (4)                                     69,700               (7)
Peter Walker (5)                                       350,000              2.5%
John S. Koczela                                              0              n/a
David Scrivener (5)                                          0              n/a
Rick Lewis                                              70,000               (7)
Stephen W. Brown (6)                                    78,500               (7)
All directors and executive officers as a group     12,013,963             84.8%
(10 persons)

(1) The mailing address for Mr. Lennhammer is c/o REEDA Management AB, Skeppargartan 7, SE-114 52, Stockholm, Sweden.

(2) Represents 376,739 shares held by Mr. Smith and 53,867 shares held by The Gordon V. and Helen C. Smith Foundation. The mailing address for both Mr. Smith and the Smith Foundation is c/o Miller and Smith Holding, Inc., 1568 Springhill Road,

      McLean, Virginia 22102. Mr. Smith, as president of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(3) Represents ownership of 57,500 shares of common stock and warrants to acquire 26,500 shares of common stock at $.70 per share.

(4) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215. The shares are owned by Bricker & Eckler.

(5) The mailing address for Messrs. Walker and Scrivener is c/o CNL, Crown House, Crown Street, Ipswich, IP1, 3HS UK.

(6) Represents ownership of 70,000 shares of common stock and warrants to acquire 8,500 shares at $.70 per share.

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

At the time of the merger transaction, Crown owed Royal $500,000 plus interest under an unsecured promissory note, representing operating funds Royal has advanced to Crown from time to time. Royal distributed this promissory note to Mr. Roark as described above so that Crown owed this indebtedness to Mr. Roark personally. Crown and Mr. Roark, through arm's length negotiations, revised the repayment terms. The indebtedness was repaid during 2004.

Also at the time of the merger transaction, CMM owned Royal $1,271,964. Royal distributed this promissory note to Mr. Roark so that CMM owed this indebtedness to Mr. Roark personally. See "Note 5 - Long-Term Debt - to the Consolidated Financial Statements." This indebtedness was also repaid during 2004.

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

CHAIRMAN AND VICE CHAIRMAN

In conjunction with his election as Chairman of Crown's Board of Directors effective January 1, 2005, the company and Mr. Lennhammer have entered into a retainer agreement calling for him to receive compensation of 90,000 Swedish Kronor (approximately $12,800) during 2005 for his service as Chairman. Effective September 1, 2004, the company entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director, for a term expiring December 31, 2005. REEDA receives a quarterly fee of 50,000 Euros (approximately $65,000) under this agreement.

During 2004, Mr. Roark received $100,000 under his employment agreement while serving as the company's Chairman and Chief Executive Officer. During 2005, Mr. Roark will receive a salary of $100,000 for his service as Vice Chairman and Chief Executive Officer and will have the opportunity to receive certain incentive compensation.

OTHER TRANSACTIONS AND RELATIONSHIPS

In 2003 and 2004, Crown's management asked Ms. Jenkins to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in dealings with Midland Loan Services. See Item "Item 3 - Legal Proceedings" above. Crown paid Ms. Jenkins $120,000 for services rendered during 2004 and $70,000 for services in 2003.

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

ITEM 13. - EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number                      Exhibit                               Method of Filing
------     -----------------------------------------    -----------------------------------
3.3        Restated Certificate of Incorporation        Incorporated by reference to
                                                        Crown NorthCorp,
                                                        Inc.'s Form 10-KSB
                                                        filed March 31,
                                                        2000.

3.4        Bylaws                                       Incorporated by reference to
                                                        Crown NorthCorp, Inc.'s Form 10-KSB
                                                        filed March 31, 2000.

14.1       Code of Ethics                               Incorporated by reference to
                                                        Crown NorthCorp, Inc.'s Form 10-KSB
                                                        filed April 14, 2004.

20.2       Audited consolidated financial statements    Filed herewith.
           of Crown NorthCorp Limited and
           subsidiaries as of December 31, 2004 and
           2003

21.9     Subsidiaries of Crown NorthCorp, Inc.       Filed herewith.

31.7     Certification of officers of Crown          Filed herewith.

32.6     Certification of officers of Crown          Filed herewith.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Schoonover Boyer + Associates has served as Crown's principal accountant for each of the past two fiscal years. The Audit Committee of Crown's Board of Directors approved the engagement of the firm prior to the commencement of work. Fees billed by the firm for those periods are as follows:

         AUDIT FEES   AUDIT-RELATED FEES     TAX FEES       ALL OTHER FEES
         ----------   ------------------     --------       --------------
2003      $ 62,113            0              $  3,964               0
2004      $ 83,251            0              $  8,965               0

Additionally, CNL has engaged Deloitte & Touche LLP during each of the past two fiscal years. Fees billed by the firm to CNL for those periods are as follows:

         AUDIT FEES   AUDIT-RELATED FEES     TAX FEES       ALL OTHER FEES
         ----------   ------------------     --------       --------------
2003      $ 46,303            0              $ 73,777               0
2004      $101,105            0              $ 42,343               0

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005                      Crown NorthCorp, Inc.

                                     By:  /s/ Ronald E. Roark
                                        --------------------------------
                                          Ronald E. Roark, Vice Chairman
                                          and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2005                    By:  /s/ Stefan Lennhammer
                                           -----------------------------
                                             Stefan Lennhammer, Chairman

Date: March 30, 2005                    By:  /s/ Ronald E. Roark
                                           -------------------------------------
                                             Ronald E. Roark, Vice Chairman and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: March 30, 2005                    By:  /s/ Rick L. Lewis
                                           --------------------------------
                                             Rick L. Lewis, Vice President,
                                             Treasurer and Chief Financial
                                             Officer
                                             (Principal Accounting Officer)

Date: March 30, 2005                    By:  /s/ Stephen W. Brown
                                           ------------------------------
                                             Stephen W. Brown, Secretary

Date: March 30, 2005                    By:  /s/ David K. Conrad
                                           ---------------------------
                                             David K. Conrad, Director

Date: March 30, 2005                    By:  /s/ Gordon V. Smith
                                           ---------------------------
                                             Gordon V. Smith, Director

Date: March 30, 2005                    By:  /s/ Grace Jenkins
                                           -------------------------
                                             Grace Jenkins, Director

Date: March 30, 2005                    By:  /s/ John S. Koczela
                                           ---------------------------
                                             John S. Koczela, Director

Date: March 30, 2005                    By:  /s/ Peter Walker
                                           ------------------------
                                             Peter Walker, Director

                                INDEX TO EXHIBITS

3.3      Restated Certificate of Incorporation.(1)

3.4      Bylaws.(1)

14.1     Code of Ethics(2)

20.2 Audited, consolidated financial statements of Crown NorthCorp Limited and subsidiaries as of December 31, 2004 and 2003.(3)

21.9     Subsidiaries of Crown NorthCorp, Inc.(3)

31.7     Certification of officers of Crown(3)

32.6     Certification of officers of Crown(3)

-----------------
(1) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed March 31, 2000.

(2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed April 14, 2004.

(3)   Filed herewith.