Form 10QSB
period 2005-03-31
CROWN NORTHCORP INC
filed 2005-05-16
CIK 915338

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 2005

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

                      P.O. Box 613, Cheyenne, Wyoming 82001
                      -------------------------------------
                    (Address of principal executive offices)

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

      As of May 12, 2005, the issuer had 15,940,116 shares of its common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one). Yes[ ] No [X]

                             CROWN NORTHCORP, INC.
                                  FORM 10-QSB
                     QUARTERLY PERIOD ENDED MARCH 31, 2005

                                     INDEX

                                                                                  PAGES
                                                                                  -----
             PART I

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2005
         and December 31, 2004..................................................     1

         Condensed Consolidated Statements of Operations for the
         first quarter and the three months ended March 31, 2005 and 2004.......     2

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 ............................     3

         Notes to Condensed Consolidated Financial Statements-
         March 31, 2005 and 2004................................................     4

Item 2.  Management's Discussion and Analysis...................................     8

Item 3.  Controls and Procedures................................................    13

             PART II

Item 1.  Legal Proceeding.......................................................    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............    13

Item 3.  Defaults Upon Senior Securities........................................    13

Item 4.  Submission of Matters to a Vote of Security Holders....................    13

Item 5.  Other Information......................................................    13

Item 6.  Exhibits...............................................................    13

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

                                                  UNAUDITED
                                                     2005          2004
                                                 ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  1,859,424  $  3,287,104
  Accounts receivable                               1,795,707     1,756,639
  Prepaid expenses and other assets                 1,263,101       734,219
                                                 ------------  ------------

            Total current assets                    4,918,232     5,777,962

PROPERTY AND EQUIPMENT - Net                          303,242       283,236

RESTRICTED CASH                                       344,465       351,131

OTHER ASSETS
  Investment in partnerships and joint ventures     1,089,789       889,449
  Other investments                                 1,013,112       974,652
  Loan servicing rights- net                        5,462,726     6,548,653
  Capitalized software cost - net                     845,630       775,974
  Acquisition Costs                                     2,091         2,091
  Deposits                                             41,679        42,059
                                                 ------------  ------------

            Total other assets                      8,455,027     9,232,878
                                                 ------------  ------------

TOTAL                                            $ 14,020,966  $ 15,645,207
                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    914,311       993,236
  Accrued expenses:
   Other                                              752,228       778,125
                                                 ------------  ------------

            Total current liabilities               1,666,539     1,771,361

LONG-TERM OBLIGATIONS:
  Allowance for loan losses & other                   235,979       235,979
                                                 ------------  ------------
            Total long-term obligations               235,979       235,979

SHAREHOLDERS' EQUITY:
  Common stock                                        159,401       159,401
  Additional paid-in capital                       20,117,522    20,117,522
  Accumulated comprehensive income                    480,944       536,241
  Accumulated deficit                              (8,462,361)   (6,998,239)
  Treasury stock, at cost                            (177,058)     (177,058)
                                                 ------------  ------------

            Total shareholders' equity             12,118,448    13,637,867
                                                 ------------  ------------

TOTAL                                            $ 14,020,966  $ 15,645,207
                                                 ============  ============

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                   2005           2004
                                               -------------  -------------
REVENUES:
  Management fees                              $    260,349   $    127,225
  Servicing fees, net                             1,044,852        646,189
  Interest income                                    20,685        121,630
  Income from partnerships and joint ventures       188,875              -
  Other                                             170,839        201,559
                                               ------------   ------------
            Total revenues                        1,685,600      1,096,603
                                               ------------   ------------

EXPENSES:
  Personnel                                       1,253,320      1,020,252
  Occupancy, insurance and other                    655,517        634,691
  Interest                                                -          2,336
  Write off mortgage servicing rights             1,069,182              -
  Depreciation and amortization                     171,703        147,221
                                               ------------   ------------
            Total expenses                        3,149,722      1,804,500
                                               ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                (1,464,122)      (707,897)

INCOME TAX (BENEFIT)                                      -              -
                                               ------------   ------------

NET INCOME (LOSS)                                (1,464,122)      (707,897)

OTHER COMPREHENSIVE INCOME
  Unrealized Gain                                         -          3,208
  Foreign currency translation adjustment           (55,297)             -
                                               ------------   ------------

COMPREHENSIVE NET INCOME (LOSS)                $ (1,519,419)  $   (704,689)
                                               ============   ============

LOSS PER SHARE - BASIC AND DILUTED             $      (0.10)  $      (0.05)
                                               ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING              14,746,106     14,056,106
                                               ============   ============

 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                             2005          2004
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $(1,464,122)  $  (707,897)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                            175,728       154,727
    Provision for impairment to mortgage servicing rights                  1,069,182             -
    Equity in income from investment in partnerships and joint ventures     (223,043)            -
    Change in operating assets and liabilities:
      Accounts receivable                                                   (209,818)      775,610
      Prepaid expenses and other assets                                     (537,666)     (457,511)
      Accounts payable and accrued expenses                                  178,871      (311,028)
                                                                         -----------   -----------

            Net cash provided (used) in operating activities              (1,010,868)     (546,099)
                                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (248,045)      (11,838)
  Increase in warehoused loans                                               (35,101)      (46,049)
  Decrease (increase) in restricted cash                                       5,484      (126,653)
  Other investments                                                          (20,575)            -
  Deposits                                                                       (46)            -
                                                                         -----------   -----------

            Net cash provided (used) in investing activities                (298,283)     (184,540)
                                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      -       158,351
  Principal payments on notes payable                                              -        (4,213)
                                                                         -----------   -----------

            Net cash provided (used) by financing activities                       -       154,138
                                                                         -----------   -----------

NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                        (1,309,151)     (576,501)
Effect of exchange rate on cash                                             (118,529)       89,128
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                          3,287,104     2,052,065
                                                                         -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                              $ 1,859,424   $ 1,564,692
                                                                         ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                  $         -   $       327
                                                                         ===========   ===========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1.    General and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2004. Investments in majority-owned affiliates where the company does not have a majority voting interest and non-majority-owned affiliates are accounted for on the equity method. All significant inter-company balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.    Significant Accounting Policies

      Acquisitions

      Effective December 31, 2003, the company acquired 100% of the issued and outstanding stock of Royal Investments Corp. for 12,000,000 shares of common stock of the company. Crown now holds as treasury stock 1,125,803 shares of the company formerly owned by Royal. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation organized under the laws of the United Kingdom, and CNL's operating subsidiaries, including Crown Mortgage Management ("CMM"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations will be reflected in the financial statements from January 1, 2004 forward. Royal was a Delaware corporation whose sole shareholder was the company's chairman and chief executive officer.

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

3.    Loss Per Common Share

      The losses per share for the three months ended March 31, 2005 and 2004 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.    Property and Equipment

      Property and equipment consists of the following at March 31, 2005 and December 31, 2004:

                                   2005          2004
                               ------------  ------------
Property and equipment         $ 1,403,246   $ 1,365,133
Less accumulated depreciation   (1,100,004)   (1,081,897)
                               -----------   -----------
Property and equipment - net   $   303,242   $   283,236
                               ===========   ===========

5.    Preferred Stock

      The company has 1,000,000 authorized shares of preferred stock. At March 31, 2005 and December 31, 2004, Crown had no outstanding shares of preferred stock.

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

      SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No 123R), was issued December 2004, amends SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 23, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That costs is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

      SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29" eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

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

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides comprehensive financial services to the holders of real estate interests in Europe and the United States. Principal business activities include third-party asset management and loan servicing. The company's other businesses include an interest in a company that originates sub-prime residential real estate loans in the United Kingdom. Crown's business lines in Europe and the United States generate revenues in several ways: agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; fees and other income associated with loan origination and the securitization of those loans; risk management, fund management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

Crown generated net income in 2004 primarily from asset sales that resulted in very significant returns from the residual interest the company held in a securitization of tax-exempt bonds. A substantial portion of the loss being reported in the first quarter of 2005 is attributable to a charge to earnings to adjust downward the value of the company's servicing rights as a result of a contract termination. Additionally, the company projects that, in the second quarter of 2005, it may achieve very significant financial benefits from the disposition of certain assets managed under contract. Separate and apart from these events, the company continues to sustain losses from operations. Crown is actively deploying its resources, primarily in Europe, to replace expiring or terminating contracts, pursue opportunities in the banking sector and otherwise seek to expand its businesses and attempt to return to operating profitability. These efforts may include the formation of partnerships, business combinations or other arrangements or transactions to leverage the company's liquidity and capital resources, maximize the value of its core businesses, provide opportunities for recurring revenue and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown continues to sustain losses from operations. Management believes that its core asset management and servicing businesses in Europe will provide significant financial returns that will lead to business growth and operating profitability, but there can be no assurance of these results.

- Crown has and will continue to attempt to utilize proceeds from the disposition of assets under management to maintain and expand business volumes, primarily in Europe. There can be no assurance that the company will be able to successfully redeploy these proceeds to generate new business that results in operating profitability.

- Crown's capital resources remain limited when compared to virtually all of its competitors. To successfully compete for many business opportunities, the company will need to form partnerships, alliances or other combinations if it cannot increase its capital through profitable operations or other means.

- Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company's operations. Crown's business volumes may affect its servicer ratings.

OUTLOOK

The company seeks to realize value from European operations and then to build upon and expand those operations. Most notably, the company anticipates in the near future entering into agreements that could yield very substantial cash returns to Crown in the second quarter of 2005 arising from the disposition of a managed portfolio. The transaction would also provide a platform to possibly expand asset management and servicing opportunities in Europe.

The pending transaction involving a managed portfolio is an example of how, in recent years, holders of real estate interests in Europe have increasingly utilized asset securitizations and other complex capital markets transactions to realize value from their investments. Management believes this trend will continue and that Crown is well positioned to benefit from it. The company provides comprehensive, integrated services addressing all phases of the life cycle of an asset from acquisition to disposition. The structuring of these transactions typically requires the involvement of a rated servicer; Crown is the first service in Europe to receive multiple ratings for both commercial and residential servicing from three rating agencies. Additionally, the market knowledge Crown has obtained from operations in several countries is an aid in identifying and pursuing emerging opportunities.

The company's loan servicing and mortgage management business in Europe includes a wide range of commercial, multifamily and residential loans. Crown provides servicing on both an active and standby basis. Commercial loan servicing volumes have been affected by the termination of a servicing contract between one of Crown's European subsidiaries and Morgan Stanley Mortgage Servicing ("MSMS"). The company continues to obtain additional commercial servicing business. The residential servicing portfolio continues to grow as a result of loan origination activity. The company, in conjunction with it joint venture partner, is also implementing plans to expand its master servicing business.

Crown holds a minority interest in Rooftop Mortgages Limited, which is originating a steadily increasing volume of sub-prime residential loans in the United Kingdom. The company anticipates a continued strong volume of residential originations, although growth may be tempered by a moderation in the increase in housing prices in the United Kingdom. Crown continues to develop the capability to begin originating commercial mortgage loans in the U.K. later this year. Similar to the residential activity, these commercial originations should also increase loan servicing and mortgage management portfolios. The company is also exploring opportunities in the banking sector to further expand lending and servicing opportunities in Europe.

The company continues to have discussions with possible strategic partners regarding ongoing operations in the United States. Opportunities under consideration may possibly increase the servicing portfolio in the U.S. through participation in loan origination programs or other means. Presently, operations in the U.S. continue in transition following the disposition in 2004 of a substantial portion of assets under management in the U.S. A small number of assets remain under management in the United States and efforts are under way to resolve these.

Crown continues to primarily focus on realizing value from its existing business activities in Europe and then translating that value into expanded operations in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. As it has done in the past, Crown will continue to explore partnerships and other business structures with existing or new clients that facilitate the development of business both in Europe and the United States. The company is prepared to provide investment capital to such entities to advance growth opportunities that maximize the value of Crown's comprehensive financial services and provide recurring revenue to its business lines. Crown believes that proceeding in this manner is the most effective way of expanding the company's revenues and returning it to operating profitability.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2005 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2004

Total revenues increased $588,997 to $1,685,600 for the first three months of 2005 from

$1,096,603 during the same period in 2004. The majority of the increase is attributable to servicing fees and management fees generated in Europe as well as partnership income generated from the company's European operations.

Management fees increased $133,124 to $260,349 for the three months ended March 31, 2005 from $127,225 for the corresponding period in 2004. This increase can be attributed in large measure to the receipt of approximately $190,000 as part of a final settlement of an early termination of a servicing contract between one of the company's European subsidiaries and MSMS. This increase was offset by a decrease in fees earned in the U.S. of some $76,000 due to a reduction in assets managed.

Servicing fees increased to $1,044,852 for the quarter ending March 31, 2005 from $646,189 for the quarter ending March 31, 2004. This $398,663 increase is the result of additional service fees earned from European operations of approximately $374,000 and a one-time prepayment fee collected in the U.S. of some $25,000. The increase in the service fees from European operations is due to a significant increases in the portfolio of serviced loans.

Interest income declined to $20,685 for the quarter ended March 31, 2005 from $121,630 for the corresponding period in 2004. This decrease is due almost entirely to the resolution of a substantial portion of a portfolio of interest-bearing notes owned by one of the company's European subsidiaries.

Income from partnerships and joint ventures was $188,875 for the three months ended March 31, 2005 as compared to $0 for the corresponding period in 2004. The increase is the result of the company's minority investment in Rooftop Mortgages.

Other income declined $30,721 to $170,838 for the quarter ending March 31, 2005 from $210,559 for the quarter ending March 31, 2004. The decline is due primarily to the reduction in income tax refunds to certain of the company's European subsidiaries.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $233,068 to $1,253,320 for the first three months of 2005 from $1,020,252 for the same period in 2004. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $270,000 arising from addition personnel in the company's information technology, compliance and loan servicing areas as well as start up cost incurred for the new office located in Germany. Offsetting this increase were reductions in U.S. payroll and travel of some $35,000. This decrease was brought about by a decrease in staff and contract labor.

Occupancy, insurance and other operating expenses increased to $655,517 for the first three months of 2005 from $634,691 for the first three months of 2004. This $20,826 increase in these expenses was attributable to additional rating agency expenses in Europe and increases in consultancy costs for Scandinavian operations totaling approximately $81,000. Other increases of approximately $42,000 relate to activities in the company's new office in Germany. In the United States, the company incurred an increase in legal expense of approximately $30,000. Offsetting these increases was a decrease of approximately $110,000 in Europe on information technology infrastructure upgrades and related expenses and a reduction in bad debt expense of approximately $23,000.

The write down of capitalized mortgage servicing rights increased by approximately $1,069,000. This write down was necessitated by the termination of a sub-servicing agreement between one of the company's European subsidiaries and MSMS, which termination MSMS advised was not for cause but rather the result of a business decision to perform the servicing itself.. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 "Accounting for Contingencies," the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at March 31.

Depreciation and amortization increased to $171,703 for the first three months of 2005 from $147,221 for the corresponding period in 2004. The majority of the $24,482 increase is the result of increases in computer equipment and software.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $1,309,151 to $1,859,424 at March 31, 2005 from $3,287,104 at December 31, 2004. The decrease was due primarily to the funding of ongoing operations. The company's domestic and European operations presently have no bank credit facilities. Crown anticipates significant improvements in liquidity through the disposition of assets under management. The company is also seeking to improve its cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of operations for the coming year, including the disposition of certain assets under management, will be sufficient to fund its cash operating obligations. However, the company will continue to seek to expand revenues from its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $1,010,868 during the first three months of 2005. Operating activities used $546,099 in the corresponding period of 2004.

Investing activities used funds of $298,283 during the first three months of 2005. Similar activities used funds of $184,540 in 2004. The funds used in 2005 were a combination of funds used for investments of approximately $20,575 and funds used for the purchase of equipment of approximately $248,000. The use of funds in 2004 was a combination of funds used for the purchase of equipment and an increase in restricted cash.

Financing activities provided cash flows of $154,138 during the first three months of 2004. There were no comparable financing activities in 2005. The funds provided in 2004 were the result of an increase in borrowings.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on March 31, 2005 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

31.8    Certification of officers of Crown    Filed herewith.
32.7    Certification of officers of Crown    Filed herewith.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CROWN NORTHCORP, INC.

Dated: May 13, 2005                  By: /s/ Rick Lewis
                                     -----------------------------
                                     Rick Lewis, Vice President,
                                     Treasurer and Chief Financial
                                     Officer

                                     By: /s/ Stephen W. Brown
                                     ------------------------
                                     Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.8    Certification of officers of Crown (1)
32.7    Certification of officers of Crown (1)

-------------
(1)   Filed herewith.