Form 10QSB
period 2005-06-30
CROWN NORTHCORP INC
filed 2005-08-15
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of August 10, 2005, the issuer had 13,145,778 shares of its common stock, par value $.01 per share, outstanding.

      Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                                                                  PAGES
                                                                                  -----
            PART I

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2005
         and December 31, 2004 .................................................     1

         Condensed Consolidated Statements of Operations for the
         second quarter and the six months ended June 30, 2005 and 2004.........     2

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2005 and 2004 ...............................     3

         Notes to Condensed Consolidated Financial Statements-
         June 30, 2005 and 2004.................................................     4

Item 2.  Management's Discussion and Analysis...................................     8

Item 3.  Controls and Procedures................................................    16

            PART II

Item 1.  Legal Proceeding.......................................................    16

Item 2.  Changes in  Securities.................................................    16

Item 3.  Defaults Upon Senior Securities........................................    16

Item 4.  Submission of Matters to a Vote of Security Holders....................    16

Item 5.  Other Information......................................................    16

Item 6.  Exhibits...............................................................    17

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
-------------------------------------------------------------------------------

                                                        UNAUDITED
ASSETS                                                    2005               2004
                                                      ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $    861,148       $  3,287,104
  Accounts receivable                                         --                 --
   Disposition fee receivable                            3,439,389
   Distribution receivable                               4,004,043
   Other                                                 1,566,765          1,756,639
  Prepaid expenses and other assets                        599,297            734,219
                                                      ------------       ------------

            Total current assets                        10,470,642          5,777,962

PROPERTY AND EQUIPMENT - Net                               281,626            283,236

RESTRICTED CASH                                            341,995            351,131

OTHER ASSETS
  Investment in partnerships and joint ventures          1,062,097            889,449
  Other investments                                      1,172,408            974,652
  Loan servicing rights- net                             5,320,579          6,548,653
  Capitalized software cost - net                          859,101            775,974
  Acquisition Costs                                           --                2,091
  Deposits                                                  40,164             42,059
                                                      ------------       ------------

            Total other assets                           8,454,349          9,232,878
                                                      ------------       ------------

TOTAL                                                 $ 19,548,612       $ 15,645,207
                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligation                     --                 --
  Accounts payable                                         381,559            993,236
  Notes payable- short term                              3,586,767
  Deferred revenue                                            --                 --
  Accrued expenses:
    Interest                                                  --                 --
   Other                                                   334,530            778,125
                                                      ------------       ------------

            Total current liabilities                    4,302,856          1,771,361

LONG-TERM OBLIGATIONS:
  Notes and bonds payable - less current portion              --                 --
  Allowance for loan losses & other                        235,979            235,979
                                                      ------------       ------------
            Total long-term obligations                    235,979            235,979

MINORITY INTEREST                                             --                 --

SHAREHOLDERS' EQUITY:
  Common stock                                             159,401            159,401
  Convertible preferred stock                                 --                 --
  Additional paid-in capital                            20,117,522         20,117,522
  Accumulated comprehensive income                         256,446            536,241
  Accumulated deficit                                   (5,346,534)        (6,998,239)
  Treasury stock, at cost                                 (177,058)          (177,058)
                                                      ------------       ------------

            Total shareholders' equity                  15,009,777         13,637,867
                                                      ------------       ------------

TOTAL                                                 $ 19,548,612       $ 15,645,207
                                                      ============       ============


See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
-------------------------------------------------------------------------------

                                                           SECOND QUARTER                         YEAR TO DATE
                                                       2005               2004               2005               2004
                                                   ------------       ------------       ------------       ------------
REVENUES:
  Management fees                                  $    198,723       $    155,543       $    459,072       $    282,768
  Disposition fees                                    3,439,389                             3,439,389
  Servicing fees                                      1,313,657            701,040          2,358,508          1,347,229
  Interest income                                        83,010              9,827            103,695            131,457
  Gain on short term note disposition                   417,276               --              417,276               --
  Other                                                 161,190            186,889            520,904            388,448
                                                   ------------       ------------       ------------       ------------
            Total revenues                            5,613,245          1,053,299          7,298,844          2,149,902
                                                   ------------       ------------       ------------       ------------

EXPENSES:
  Personnel                                           1,577,101          1,078,461          2,830,422          2,098,713
  Occupancy, insurance and other                        622,452            611,972          1,277,968          1,246,663
  Interest                                                 --               53,899               --               56,235
  Write-off mortgage servicing rights                   122,617               --            1,191,799               --
  Depreciation and amortization                         175,249            193,943            346,951            341,164
                                                   ------------       ------------       ------------       ------------
            Total expenses                            2,497,419          1,938,275          5,647,140          3,742,775
                                                   ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                     3,115,826           (884,976)         1,651,704         (1,592,873)

INCOME TAX (BENEFIT)                                       --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                  $  3,115,826       $   (884,976)      $  1,651,704       $ (1,592,873)

OTHER COMPREHENSIVE INCOME
  Unrealized gain/(loss)                                                    27,873                                27,873
  Foreign currency translation adjustment              (224,498)            (5,566)          (279,795)            (2,358)
                                                   ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                        $  2,891,328       $   (862,669)      $  1,371,909       $ (1,567,358)
                                                   ============       ============       ============       ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED      $       0.24       $      (0.07)      $       0.13       $      (0.13)
                                                   ============       ============       ============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING                  13,145,778         12,455,778         13,145,778         12,455,778
                                                   ============       ============       ============       ============


 See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE  30, 2005 AND 2004

                                                                                                 2005            2004
                                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $ 1,651,704     $(1,592,873)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                 352,112         334,547
    Provision for impairment to mortgage servicing rights                                       1,191,799               -
    Equity in income from investment in partnerships and joint ventures                          (245,704)            128
    Change in operating assets and liabilities:
      Accounts receivable                                                                      (7,650,180)        765,314
      Prepaid expenses and other assets                                                            67,404        (152,138)
      Accounts payable and accrued expenses                                                     3,033,753        (298,868)
                                                                                              -----------     -----------

            Net cash provided (used) in operating activities                                   (1,599,112)       (943,890)
                                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                             (425,001)       (148,637)
  Increase in warehoused loans                                                                    (79,290)        (72,372)
  Decrease (increase) in restricted cash                                                            3,752        (149,156)
  Other investments                                                                              (179,963)        (35,043)
  Deposits                                                                                            (46)              -
                                                                                              -----------     -----------

            Net cash provided (used) in investing activities                                     (680,548)       (405,208)
                                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                           -          75,000
  Principal payments on notes payable                                                                   -         (78,459)
                                                                                              -----------     -----------
            Net cash provided (used) by financing activities                                            -          (3,459)
                                                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                              (2,279,660)     (1,352,557)
Effect of exchange rate on cash                                                                  (146,296)         85,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                3,287,104       2,052,065
                                                                                              -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   861,148     $   785,120
                                                                                              -----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                                        $         -     $    10,741
                                                                                              -----------     -----------

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

2.    Significant Accounting Policies

      Acquisitions

      Effective December 31, 2003, the company acquired 100% of the issued and outstanding stock of Royal Investments Corp. for 12,000,000 shares of common stock of the company. Crown now holds has treasury stock 1,125,803 of the company formerly owned by Royal. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation organized under the laws of the United Kingdom, and CNL's operating subsidiaries, including Crown Mortgage Management ("CMM"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations are reflected in the financial statements from January 1, 2004 forward. Royal was a Delaware corporation whose sole shareholder was the company's chairman and chief executive officer.

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

3.    Loss Per Common Share

      The income (loss) per share for the six months ended June 30, 2005 and 2004 are computed based on the income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.    Property and Equipment

      Property and equipment consists of the following at June 30, 2005 and December 31, 2004:

                                    2005            2004
                                 -----------     -----------
Property and equipment           $ 1,366,581     $ 1,365,133
Less accumulated depreciation     (1,084,955)     (1,081,897)
                                 -----------     -----------
Property and equipment - net     $   281,626     $   283,236
                                 ===========     ===========

5.    Preferred Stock

      The company has 1,000,000 authorized shares of preferred stock. At June 30, 2005 and December 31, 2004, Crown had no outstanding shares of preferred stock.

6.    Contingencies

      The company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 11 employees may be entitled to receive severances based upon a formula taking into account years of service and weekly pay.

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

      SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No 123R), was issued December 2004, amends SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 23, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a publicly traded entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Costs are to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No.

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

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides comprehensive financial services to the holders of real estate interests in Europe and the United States. The company's principal business activities include third-party asset management and loan servicing. Additional Crown businesses include an interest in a company that originates sub-prime residential real estate loans in the United Kingdom. Crown's business lines in Europe and the United States generate revenues in several ways: agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; fees and other income associated with loan origination and the securitization of those loans; risk management, fund management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

Crown generated net income in 2004 primarily from asset sales that resulted in very significant returns from the residual interest the company held in a securitization of tax-exempt bonds. A substantial portion of the loss reported in the first quarter of 2005 was attributable to a charge to earnings to adjust downward the value of the company's servicing rights as a result of a contract termination. The net income being reported in the second quarter of 2005 is primarily a result of very substantial management and servicing fees from the disposition of certain assets managed under contract. Crown, however, continues to sustain losses from operations separate and apart from these one-time occurrences. The company has been and will continue to actively deploy its resources, primarily in Europe, to replace expiring or terminating contracts, pursue opportunities in the banking sector and otherwise seek to expand its businesses and attempt to return to operating profitability. These efforts include from time to time the formation of partnerships, business combinations or other arrangements or transactions to leverage the company's liquidity and capital resources, maximize the value of its core businesses, provide opportunities for recurring revenue and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown's net income for the second quarter of 2005 derives primarily from non-recurring sources. Management believes that growth in its core asset management and servicing businesses, primarily in Europe, will increase recurring revenue and lead to consistent operating profitability, but there can be no assurance of this.

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

OUTLOOK

Crown is realizing value from its European operations and utilizing that value to expand operations. On June 30, 2005, Crown European Holding Limited ("CEH"), a subsidiary of Crown, sold all of the stock of Crown Fastigheter AB (formerly Crown Properties Holding AB)("CFAB"). At the time of the sale, CFAB held a portfolio of 59 real estate assets in Sweden. Crown managed the assets in the portfolio. Pursuant to the terms of agreements governing this management relationship, Crown received incentive compensation of $3,439,389 net of payment of expenses.

While Crown nominally held the equity of CEH, financing arrangements entered into in 2003 placed 73.13% of the beneficial ownership of CEH in the hands of Kenmore Scandinavian Limited ("Kenmore") and 26.87% of the beneficial ownership with Royal

Investments, L.L.C. ("Royal LLC"). Ronald E. Roark, Crown's vice chairman and chief executive officer, is the managing member of Royal LLC.

In conjunction with the sale of CFAB, Crown has entered into a new asset management agreement with the buyer to continue managing the acquired portfolio as well as other assets.

Also in conjunction with the sale of CFAB and its receipt of the incentive compensation noted above, Crown purchased from two holders promissory notes payable by Royal LLC for an aggregate purchase price of approximately $3.5 million. Royal LLC then repaid the promissory notes in full from its proceeds of sale.

The CFAB transaction exemplifies how holders of real estate interests in Europe have increasingly utilized asset securitizations and other complex capital markets transactions to realize value from their investments. Management believes this trend will continue and that Crown will continue to be well positioned to benefit from it. The structuring of these transactions typically requires the involvement of a rated servicer; Crown is the first servicer in Europe to receive multiple ratings for both commercial and residential servicing from three rating agencies. Additionally, the market knowledge Crown has obtained from operations in several countries is an aid in identifying and pursuing emerging opportunities.

Crown provides comprehensive, integrated services addressing all phases of the life cycle of an asset from acquisition to disposition. The company's loan servicing and mortgage management business in Europe includes a wide range of commercial, multifamily and residential loans. Crown provides servicing on both an active and standby basis. The company continues to obtain additional commercial and residential servicing and mortgage management business. The company, in conjunction with its joint venture partner, is seeking to expand its master servicing business.

Crown holds a minority interest in Rooftop Mortgages Limited, which is originating sub-prime residential loans in the United Kingdom. The company anticipates a continued strong volume of originations in this category and seeking to develop similar business lines elsewhere in Europe. Crown continues to develop the capability to begin originating commercial mortgage loans in the U.K. later this year. Both residential and commercial originations should increase loan servicing and mortgage management portfolios. The company is also exploring opportunities in the banking sector to further expand lending and servicing opportunities in Europe.

In the United States, the company is in active discussions with possible strategic partners regarding ongoing operations. Opportunities under consideration may possibly increase the servicing volumes in the U.S. through the acquisition of servicing portfolios, participation in lending programs or other means. Pending the outcome of these discussions, operations in the U.S. continue in transition following the disposition in 2004 of a substantial portion of assets under management in the U.S. A small number of assets remain under management in the United States and efforts are under way to resolve these.

Crown is utilizing funds derived from its core business activities in Europe to further expand those businesses in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. Crown has and will continue to explore partnerships and other business structures with existing or new clients that facilitate the development of business both in Europe and the United States. The company is prepared to provide investment capital to such entities to advance growth opportunities that maximize the value of Crown's comprehensive financial services and provide recurring revenue to its business lines. Such investments may be made in conjunction with an investment partner. Crown believes that proceeding in this manner is the most effective way of expanding the company's revenues and sustaining operating profitability.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2005 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2004

Total revenues increased $4,559,946 to $5,613,245 for the second quarter of 2005 from $1,053,299 during the same period in 2004. The majority of the increase is attributable to disposition fees and servicing fees generated from European operations.

Management fees increased $43,180 to $198,723 for the second quarter ended June 30, 2005 from $155,543 for the corresponding period in 2004. The majority of this increase can be attributed in part to an increase in fees collected from European operations of approximately $120,000. Approximately $93,500 of this increase was part of a final settlement of an early termination of a subservicing contract held by one of the company's European subsidiaries. This increase was offset by a decrease in fees earned in the U.S. of some $75,000 due to a reduction in assets managed.

Disposition fees increased approximately $3.4 million for the three months ended June 30, 2005 compared to no disposition fees for the comparable period in 2004. Crown's receipt in the CFAB transaction noted above of incentive compensation of $3,439,389, net of payment of expenses, accounts for this increase.

Servicing fees increased to $1,313,657 for the quarter ending June 30, 2005 from $701,040 for the quarter ending June 30, 2004. This $612,617 increase is the result of service fees earned from European operations increasing some $629,000 as the result of new contracts and increased volumes in existing contracts and a decline in U.S. service fees of some $16,000 due to a reduction of the servicing portfolio.

Interest income increased to $83,010 for the quarter ended June 30, 2005 from $9,827 for the corresponding period in 2004.

Other income increased approximately $391,000 to $578,466 for the quarter ended June 30, 2005 from $186,889 for the quarter ended June 30, 2004. Crown received a guaranty fee of approximately $100,000 in connection with the CEH sale of CFAB mentioned above. Also as noted above, in conjunction with the CFAB sale and the receipt of incentive compensation, Crown purchased from two holders promissory notes payable by Royal LLC for an aggregate purchase price of approximately $3.5 million. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The amount of the Royal LLC distribution received in excess of the amounts needed to repay the notes in full was approximately $417,000. These two increases were partially offset by a decrease in expected tax refunds in Europe of some $85,000 and a decrease in joint venture income of approximately $47,000.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $498,640 to $1,577,101 for the second quarter of 2005 from $1,078,461 for the same period in 2004. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $484,000 arising from addition personnel in the company's information technology, compliance and loan servicing areas as well as start-up cost incurred for the new office located in Germany. In addition, net increases in U.S. personnel and travel expenses of some $20,000 accounted for the remainder of the total increase.

Occupancy, insurance and other operating expenses increased to $622,452 for the second quarter of 2005 from $611,972 for the second quarter of 2004. This $10,480 increase in these expenses was attributable to increases in office rent and bad debt expenses in Europe of some $63,000 as well as increases of approximately $34,000 relating to the company's new offices in Germany. In the United States, the company experienced a net decrease in these expenses of approximately $32,000. Offsetting the increases in Europe was a decrease of approximately $42,000 in Europe on information technology infrastructure upgrades and related expenses and a reduction in other office overheads of approximately $13,000.

Interest expense decreased to $0 for the second quarter of 2005 from $53,899 for the second quarter of 2004. The decrease is due to the repayment of debt incurred in Europe during 2004.

The write-down of capitalized mortgage servicing rights increased by approximately $123,000 over the corresponding period in 2004. This write down was necessitated by the early payoff of a large loan in the company's U.S. servicing portfolio.

Depreciation and amortization decreased to $175,249 for the second quarter of 2005 from $193,943 for the corresponding period in 2004. The majority of the $18,694 decrease is the result of an adjustment to the amortization of capitalized servicing costs in 2004 of approximately $44,000. This decrease is offset by increases in depreciation expense of some $25,000 attributable to European operations for the second quarter of 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Total revenues increased $5,148,942 to $7,298,844 in the first six months of 2005 from $2,149,902 during the same period in 2004. The majority of the increase is attributable to disposition fees and servicing fees generated from European operations.

Management fees increased $176,304 to $459,072 for the six months ended June 30, 2005 from $282,768 for the corresponding period in 2004. This increase can be attributed in large measure to the receipt of approximately $280,000 as part of a final settlement of an early termination of a subservicing contract held by one of the company's European subsidiaries. Other fees collected from European operations total approximately $48,000. These increases were offset by a decrease in fees earned in the U.S. of some $150,000 due to a reduction in assets managed.

Disposition fees increased approximately $3.4 million for the six months ended June 30, 2005 compared to no disposition fees for the comparable period in 2004. Crown's receipt in the CFAB transaction noted above of incentive compensation of $3,439,389, net of payment of expenses, accounts for this increase.

Servicing fees increased $1,011,279 to $2,358,508 for the six months ending June 30, 2005 from $1,347,229 for the comparable period in 2004. This increase is the result of service fees earned from European operations increasing some $1,000,000 as the result of new contracts and increased volumes in existing contracts. Also contributing to the increase was the net effect of a one-time prepayment fee received in the U.S.

Interest income decreased $27,762 to $103,695 for the six months ended June 30, 2005 from $131,457 for the comparable period in 2004. The majority of the decrease is attributable to the resolution of a substantial portion of a portfolio of interest-bearing notes owned by one of the company's European subsidiaries.

Other income increased to $938,180 for the six months ended June 30, 2005 from $388,448 for the six months ended June 30, 2004, an increase of approximately $549,000. Crown received a guaranty fee of approximately $100,000 in connection with the CEH sale of CFAB mentioned above. Also as noted above, in conjunction with the CFAB sale and the receipt of incentive compensation, Crown purchased from two holders promissory notes payable by Royal LLC for an aggregate purchase price of approximately $3.5 million. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The amount of the Royal LLC distribution received in excess of the amounts needed to repay the notes in full was approximately $417,000. These two increases were partially offset by a decrease in expected tax refunds in Europe of some $110,000 and a increase in joint venture income of approximately $141,000.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $731,709 to $2,830,422 for the first six months of 2005 from $2,098,713 for the same period in 2004. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $467,000 arising from addition personnel in the company's information technology, compliance and loan servicing areas. Also contributing to the increase was start-up cost incurred for the new office located in Germany of approximately $287,000. Offsetting this increase were reductions in U.S. payroll and travel of some $20,000.

Occupancy, insurance and other operating expenses increased to $1,277,968 for the six months ended June 30, 2005 from $1,246,663 for the comparable period in 2004. The $31,305 increase in these expenses was attributable to increases in office rent, bad debt expenses and consultancy costs for Scandinavian operations totaling approximately $140,000. Other increases of some $73,000 relate to activities of the company's new offices in Germany. In the United States, the company experienced a net decrease in these expenses of approximately $33,000. Offsetting the increases in Europe was a decrease of approximately $151,000 in Europe on information technology infrastructure upgrades and related expenses.

Interest expense decreased to $0 for the six months ended June 30, 2005 from $56,235 for the comparable period in 2004. The decrease is due to the repayment of European debt during 2004.

The write down of capitalized mortgage servicing rights increased by approximately $1,191,000 over the corresponding period in 2004. The majority of this write down was necessitated by the termination of a subservicing agreement held by one of the company's European subsidiaries, which termination was not for cause but rather the result of a business decision by the company's client to perform the servicing itself.. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 "Accounting for Contingencies," the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at that date.

OFF-BALANCE SHEET ARRANGEMENT

Pursuant to the terms of the share transfer agreement governing the sale of CFAB, the buyer, until June 30, 2006, may make claims against CEH for breaches of the representations and warranties CEH has made in the agreement. CEH's aggregate liability for claims shall not exceed 72,500,000 Swedish Krona, or approximately $10 million. Crown has guaranteed CEH's liability to pay claims.

The representations and warranties CEH has made in the share transfer agreement with respect to CFAB are usual and customary for a stock sale transaction and encompass matters relating to: corporate existence, power, authority, capitalization and title; the preparation of financial statements in accordance with governing standards; the accuracy and completeness of corporate records; and the operation of properties in the real estate portfolio. Crown has been involved in the governance and administration of CFAB and the management of its real estate assets and is of the opinion that there is minimal likelihood of successful claims for breaches of representations and warranties.

In conjunction with guaranteeing CEH's liability for claims under the share transfer agreement, Crown has obtained agreements from Kenmore and Royal LLC to timely fund any liability Crown may have for a breach of a representation or warranty made by CEH. Additionally, Crown has received the guaranty fee of approximately $100,000 noted above.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $2,279,660 to $861,148 at June 30, 2005 from $3,287,104 at December 31, 2004. The decrease was due primarily to the funding of ongoing operations and equipment purchases. The company's domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through the disposition of assets under management and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management continues to believe that the results of operations for the coming year will be sufficient to fund its cash operating obligations. The company continues to seek to expand revenues from its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities required the use of $1,599,112 during the first six months of 2005. Operating activities required the use of $943,890 for the corresponding period of 2004.

Investing activities used $680,548 during the first six months of 2005. For the comparable period in 2004, $405,208 was used for investing activities. The increase in use of funds over 2004 is attributable to an increase in the purchases of furniture, fixtures and equipment in Europe and the U.S.

Financing activities used cash flows of $3,459 during the first six months of 2004. There were no such activities during the comparable period in 2005.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on June 30, 2005 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits

The following exhibits are filed as part of this report:

Exhibit Number                  Exhibit                Method of Filing
--------------  -------------------------------------  ----------------
10.96           Share Transfer Agreement between       Filed herewith
                Crown European Holdings, Ltd. and
                Niam Retail Holding AB regarding
                Crown Fastigheter AB

10.97           Counter-Indemnity Agreement among      Filed herewith
                the company, Kenmore Scandinavian
                Limited and Royal Investments, L.L.C.

31.9            Certification of officers of Crown     Filed herewith

32.8            Certification of officers of Crown     Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CROWN NORTHCORP, INC.

Dated: August 12, 2005                      By: /s/ Rick Lewis
                                                --------------------------------
                                                Rick Lewis, Vice President,
                                                Treasurer and Chief Financial
                                                Officer

                                            By: /s/ Stephen W. Brown
                                                --------------------------------
                                                Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

10.96    Share Transfer Agreement between Crown European
         Holdings, Ltd. and Niam Retail Holding AB regarding
         Crown Fastigheter AB (1)

10.97 Counter-Indemnity Agreement among the company, Kenmore Scandinavian Limited and Royal Investments,
         L.L.C. (1)

31.9     Certification of officers of Crown (1)

32.8     Certification of officers of Crown (1)

-------------
(1) Filed herewith.