Form 10KSB/A
period 2004-12-31
CROWN NORTHCORP INC
filed 2005-09-21
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

(Mark One)
[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

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

                      P.O. Box 613, Cheyenne, Wyoming 82001
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

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

         As of March 25, 2005 the issuer had 15,940,116 shares of its common stock outstanding.

Transitional Small Business Disclosure Format.  Yes      No  X
                                                    ---     ---

ITEM 7.  -  FINANCIAL STATEMENTS

Exhibit 20.2 to the company's Form 10-KSB for the year ended December 31, 2004 contains the audited, consolidated financial statements of Crown NorthCorp Limited and subsidiaries as of December 31, 2004 and 2003. This Form 10-KSB/A (Amendment No. 1) substitutes Exhibit 20.3, filed herewith, in replacement of said Exhibit 20.2. The purpose of this substitution and replacement is to revise certain language in the Report of Independent Registered Public Accounting Firm to the Shareholders of Crown NorthCorp Limited. The financial statements of Crown NorthCorp Limited accompanying the report are unchanged.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2005               Crown NorthCorp, Inc.


                                       By:   /s/ Ronald E. Roark
                                           ----------------------------------
                                             Ronald E. Roark, Vice Chairman
                                             and Chief Executive Officer


Dated: September 21, 2005              By:   /s/ Rick Lewis
                                           ----------------------------------
                                             Rick Lewis, Vice President,
                                             Treasurer and Chief Financial
                                             Officer


Dated:  September 21, 2005             By:   /s/ Stephen W. Brown
                                           ----------------------------------
                                             Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

20.3 Audited, consolidated financial statements of Crown NorthCorp Limited and subsidiaries as of December 31, 2004 and 2003 (1)

31.10    Certification of officers of Crown (1)

32.9     Certification of officers of Crown (1)

---------------------------
(1)      Filed herewith.