Form 10QSB
period 2005-09-30
CROWN NORTHCORP INC
filed 2005-11-14
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

                      P.O. Box 613, Cheyenne, Wyoming 82001
                    (Address of principal executive offices)

                                 (614) 488-1169
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

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

As of November 11, 2005, the issuer had 13,145,778 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one). Yes       No   X
                                                               -----    -----

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                           PAGES
                                                                           -----
          PART I

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30, 2005
             and December 31, 2004......................................      1
          Condensed Consolidated Statements of Operations for the third quarter and the nine months ended September 30, 2005 and
             2004.......................................................      2
          Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2005 and 2004..............      3
          Notes to Condensed Consolidated Financial Statements-
             September 30, 2005 and 2004................................      4
Item 2.   Management's Discussion and Analysis..........................      9
Item 3.   Controls and Procedures.......................................     16

          PART II

Item 1.   Legal Proceeding..............................................     17
Item 2.   Changes in Securities.........................................     17
Item 3.   Defaults Upon Senior Securities...............................     17
Item 4.   Submission of Matters to a Vote of Security Holders...........     17
Item 5.   Other Information.............................................     17
Item 6.   Exhibits......................................................     17

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                    UNAUDITED
                                                       2005            2004
                                                   -----------   ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $ 3,583,362     $ 3,287,104
   Accounts receivable                               2,400,929       1,756,639
   Prepaid expenses and other assets                   774,522         734,219
                                                   -----------     -----------
      Total current assets                           6,758,813       5,777,962

PROPERTY AND EQUIPMENT - Net                           471,810         283,236

RESTRICTED CASH                                        369,753         351,131

OTHER ASSETS
   Investment in partnerships and joint ventures     1,069,456         889,449
   Other investments                                   907,693         974,652
   Loan servicing rights- net                        4,900,843       6,548,653
   Capitalized software cost - net                     960,447         775,974
   Acquisition Costs                                        --           2,091
   Deposits                                             39,996          42,059
                                                   -----------     -----------
      Total other assets                             7,878,435       9,232,878
                                                   -----------     -----------
TOTAL                                              $15,478,811     $15,645,207
                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                    627,775         993,236
   Accrued expenses:                                   534,713         778,125
                                                   -----------     -----------
      Total current liabilities                      1,162,488       1,771,361

LONG-TERM OBLIGATIONS:
   Allowance for loan losses & other                   235,979         235,979
                                                   -----------     -----------
      Total long-term obligations                      235,979         235,979

SHAREHOLDERS' EQUITY:
   Common stock                                        159,401         159,401
   Additional paid-in capital                       20,117,522      20,117,522
   Accumulated comprehensive income                    221,277         536,241
   Accumulated deficit                              (6,240,798)     (6,998,239)
   Treasury stock, at cost                            (177,058)       (177,058)
                                                   -----------     -----------
      Total shareholders' equity                    14,080,344      13,637,867
                                                   -----------     -----------
TOTAL                                              $15,478,811     $15,645,207
                                                   ===========     ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                      THIRD QUARTER                YEAR TO DATE
                                                -------------------------   -------------------------
                                                    2005          2004          2005          2004
                                                -----------   -----------   -----------   -----------
REVENUES:
   Management fees                              $ 1,064,162   $    89,902   $ 1,523,233   $   372,671
   Disposition fees                                      --            --     3,439,389            --
   Servicing fees                                 1,099,099       739,698     3,457,607     2,086,926
   Interest income                                   17,509     1,326,764       121,203     1,458,221
   Gain on short term note disposition                   --                     417,276
   Other                                            159,843       572,302       680,747       960,750
                                                -----------   -----------   -----------   -----------
      Total revenues                              2,327,497     2,728,666     9,626,338     4,878,568
                                                -----------   -----------   -----------   -----------

EXPENSES:
  Personnel                                       1,585,791     1,336,097     4,416,213     3,434,810
  Occupancy, insurance and other                  1,055,194       564,551     2,333,161     1,811,214
  Interest                                            5,753        20,613         5,753        76,848
  Write off mortgage servicing rights               400,734            --     1,592,533            --
  Depreciation and amortization                     187,149       146,053       534,100       487,217
                                                -----------   -----------   -----------   -----------
      Total expenses                              3,234,621     2,067,314     8,881,760     5,810,089
                                                -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                  (894,008)      661,352       757,695      (931,521)

INCOME TAX (BENEFIT)                                     --            --            --            --
                                                -----------   -----------   -----------   -----------

NET INCOME (LOSS)                               $  (894,008)  $   661,352   $   757,695   $  (931,521)

OTHER COMPREHENSIVE INCOME
   Unrealized gain/(loss)                                --     4,621,852                   4,631,385
   Foreign currency translation adjustment          (35,423)       (2,358)     (315,218)       13,624
                                                -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)                     $  (929,431)  $ 5,280,846   $   442,447  $ 3,713,488
                                                ===========   ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED   $     (0.07)  $      0.05   $      0.06   $     (0.07)
                                                ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING              13,145,778    12,455,778    13,145,778    12,455,778
                                                ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                            2005          2004
                                                                         ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  757,695   $  (931,521)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                            539,958       474,129
   Provision for impairment to mortgage servicing rights                  1,592,533            --
   Equity in income from investment in partnerships and joint ventures     (268,266)     (357,957)
   Payment of Board of Directors fees by issuance of common stock                          60,000
      Change in operating assets and liabilities:
      Accounts receivable                                                  (515,139)      915,476
      Prepaid expenses and other assets                                    (763,576)     (422,428)
      Accounts payable and accrued expenses                                  50,979      (235,627)
                                                                         ----------   -----------
         Net cash provided (used) in operating activities                 1,394,184      (497,928)
                                                                         ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (878,879)     (154,255)
   Decrease (increase) in warehoused loans                                  127,312       (51,930)
   Decrease (increase) in restricted cash                                   (24,472)     (115,954)
   Other investments                                                       (166,925)       56,345
   Deposits                                                                     (46)           --
                                                                         ----------   -----------
         Net cash provided (used) in investing activities                  (943,010)     (265,794)
                                                                         ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                   --       156,598
   Principal payments on notes payable                                           --      (603,219)
                                                                         ----------   -----------
         Net cash provided (used) by financing activities                        --      (446,621)
                                                                         ----------   -----------
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                           451,174    (1,210,343)
Effect of exchange rate on cash                                            (154,916)      (45,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,287,104     2,052,065
                                                                         ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $3,583,362   $   796,131
                                                                         ----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                   $       --   $    19,094
                                                                         ----------   -----------

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

2.   Significant Accounting Policies

     Acquisitions

     Effective December 31, 2003, the company acquired 100% of the issued and outstanding stock of Royal Investments Corp. for 12,000,000 shares of common stock of the company. Crown now holds treasury stock 1,125,803 of the company formerly owned by Royal. Through this transaction, the company has acquired Crown NorthCorp Limited ("CNL"), a corporation organized under the laws of the United Kingdom, and CNL's operating subsidiaries, including Crown Mortgage Management. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations are reflected in the financial statements from January 1, 2004 forward. Royal was a Delaware corporation whose sole shareholder was the company's chairman and chief executive officer.

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

     Other Investments

     Two wholly owned subsidiaries of the company, CRS Bond Portfolio, L.P. and CRS Bond Portfolio II, L.P., had as their sole asset a residual interest in a securitization of tax-exempt bonds collateralized by multifamily projects. Since all remaining projects were under contacts for sale as of September 30, 2004, management increased its estimate of the carrying value of this residual interest to approximately $4,600,000 as of September 30, 2004 based upon the sales contracts. The sales contracts closed during the fourth quarter of 2004. This increase in investment value is reflected in comprehensive income in accordance with SFAS 130 of the Financial Accounting Standards Board.

3.   Loss Per Common Share

     The losses per share for the nine months ended September 30, 2005 and 2004 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.   Property and Equipment

     Property and equipment consists of the following at September 30, 2005 and December 31, 2004:

                                    2005          2004
                                ----------    -----------
Property and equipment          $ 1,591,559   $ 1,365,133
Less accumulated depreciation    (1,119,749)   (1,081,097)
                                -----------   -----------
Property and equipment - net    $   471,810   $   283,236
                                ===========   ===========

5.   Preferred Stock

     The company has 1,000,000 authorized shares of preferred stock. At September 30, 2005 and December 31, 2004, Crown had no outstanding shares of preferred stock.

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

     SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R), was issued December 2004, amends SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 23, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Costs are to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

     SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29," eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. The company does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

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

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides comprehensive financial services to holders of real estate interests in Europe and the United States. Principal business activities include third-party asset management and loan servicing. Additional Crown businesses include an interest in a company that originates sub-prime residential real estate loans in the United Kingdom. Crown's business lines in Europe and the United States generate revenues in several ways: management of commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; fees and other income associated with loan origination and the securitization of those loans; risk management, fund management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

In 2004, Crown generated net income in 2004 primarily from asset sales that yielded very significant returns from the residual interest the company held in a securitization of tax-exempt bonds. In 2005, a substantial portion of the loss reported in the first quarter was attributable to a charge to earnings to adjust downward the value of the company's servicing rights as a result of a contract termination. Net income reported in the second quarter of 2005 was primarily derived from very substantial management and servicing fees earned in the disposition of certain assets managed under contract. The loss being reported in the third quarter of 2005 primarily reflects reductions in loan servicing values resulting from faster-than-anticipated loan payoffs in a portfolio of loans in Europe. Separate and apart from these quarterly fluctuations, Crown continues to incur losses from operations. The company is actively addressing presently unprofitable business lines and deploying resources, primarily in Europe, to replace expiring or terminating contracts, pursue opportunities in the banking sector and otherwise seek to expand its businesses and attempt to return to operating profitability. The company continues to develop partnerships, business combinations or other arrangements or transactions to leverage the company's liquidity and capital resources, maximize the value of its core businesses, provide opportunities for recurring revenue and improve operating results.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- The company is sustaining losses from operations. Management believes that growth in its core asset management and servicing businesses, primarily in Europe, will increase recurring revenue and lead to consistent operating profitability, but there can be no assurance of this.

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

- Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company's operations. Crown's business volumes and financial condition may affect its servicer ratings.

OUTLOOK

Crown provides comprehensive, integrated financial services addressing all phases of the life cycle of an asset from acquisition to disposition. The company's asset management work often includes asset securitizations and other complex capital markets transactions. Participants in such transactions typically require the involvement of a rated servicer and asset manager. In this regard, Crown is well-positioned as the first servicer in Europe to receive multiple ratings for commercial and residential servicing from three rating agencies. These comprehensive ratings and the company's success in transactions such as the Crown Fastighter AB ("CFAB") transaction closed at the end of the second quarter have generated new asset management business in Europe. The market knowledge Crown has obtained from operating in several countries is aiding in identifying additional opportunities.

The company's loan servicing and mortgage management business in Europe includes a wide range of commercial, multifamily and residential loans. Crown provides servicing on both an active and standby basis. While certain servicing portfolios have reduced in size, the company is obtaining additional commercial and residential servicing and mortgage management business, particularly in Germany. The company, in conjunction with a joint venture partner, is seeking to continue to develop its master servicing business.

Crown holds a minority interest in Rooftop Mortgages Limited, which is originating sub-prime residential loans in the United Kingdom. The company anticipates continued activity in this category and seeking to develop similar business lines elsewhere in Europe. Crown is continuing with the development of the capability to originate commercial mortgage loans in the U.K. Both residential and commercial originations should increase loan servicing and mortgage management portfolios. The company continues to pursue opportunities in the banking sector to further expand lending and servicing opportunities in Europe.

In the United States, the company is in active discussions with possible strategic partners regarding ongoing operations. Opportunities under consideration may possibly increase the servicing volumes in the U.S. through participation in a commercial mortgage lending program, the acquisition of servicing portfolios or other means. Pending the outcome of these discussions, operations in the U.S. continue in transition following the disposition in 2004 of a substantial portion of assets under management in the U.S. A small number of assets remain under management in the United States and efforts are under way to resolve these.

Crown is committing funds derived from its core business activities in Europe to further expand those businesses in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. Crown continues to actively explore additional partnerships, alliances and other business structures with existing and new clients that facilitate the development of business both in Europe and the United States. The company provides investment capital to such entities to advance growth opportunities maximizing the value of Crown's comprehensive financial services and providing recurring revenue to its business lines. In certain cases, such investments may be made in conjunction with an investment partner. Crown believes that proceeding in this manner is the most effective way of expanding the company's revenues and achieving sustained operating profitability.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2004

Total revenues decreased $388,053 to $2,340,613 for the third quarter of 2005 from $2,728,666 during the same period in 2004. The majority of the decrease is attributable to interest received in 2004 from the sale of a certain property collateralizing a residual interest in housing revenue bonds. This decrease was partially offset by increases in management fees received in 2005.

Management fees increased $974,260 to $1,064,162 for the third quarter ended September 30, 2005 from $89,902 for the corresponding period in 2004. The majority of this increase is attributable to the accrual of special servicing fees relating to the management of sub-performing loan portfolios from European operations. Also contributing to the increase were fees earned from a new asset management contract in Europe totaling some $306,000. These increases were partially offset by a decrease in fees earned in the U.S. of some $30,000 due to a reduction in assets managed.

Servicing fees increased to $1,099,099 for the quarter ended September 30, 2005 from $739,698 for the quarter ended September 30, 2004. This $359,401 increase is the result of service fees earned from European operations increasing some $364,000 as the result of new contracts and increased volumes in existing contracts and a decline in U.S. service fees of some $6,000 due to a reduction of the servicing portfolio.

Interest income decreased to $17,509 for the quarter ended September 30, 2005 from $1,326,764 for the corresponding period in 2004. This decrease, as noted above, is due almost entirely to the receipt of cash in 2004 from a residual interest in a securitization of tax-exempt bonds owned by Crown subsidiaries. The receipt came as the result of the sale of a property collateralizing the bonds.

Other income decreased to $159,843 for the quarter ended September 30, 2005 from $572,302 for the same period in 2004. This decrease of some $412,000 was attributable to a decrease in expected tax refunds in Europe of some $181,000 and a decrease in European joint venture income of approximately $217,000.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $249,694 to $1,585,791 for the third quarter of 2005 from $1,336,097 for the same period in 2004. The increase was due to increases in European payroll costs and travel as well as start-up costs incurred for the new office in Germany. These increases totaled approximately $396,000. These increases were partially offset by reductions in U.S payroll and travel costs of some $175,000.

Occupancy, insurance and other operating expenses increased to $1,055,194 for the quarter ended September 30, 2005 from $564,551 for the comparable period in 2004. The increase of $490,643 was attributable in part to increases in office rent and bad debt expenses in Europe of some $256,000 and $187,000 respectively. Also contributing to the increase was an increase in professional services of approximately $84,000 and an increase in general office overhead of approximately $25,000. The company's new office in Germany was responsible for a $10,000 increase in operating expenses. In the United States, the company experienced a net decrease in these expenses of approximately $29,000. Offsetting the increases in Europe was a decrease of approximately $51,000 in computer-related expenses.

Interest expense decreased to $5,753 for the third quarter of 2005 from $20,613 for the third quarter of 2004. The decrease is due entirely to the reduction of borrowings for the European operations.

The write-down of capitalized mortgage servicing rights increased by approximately $401,000 over the corresponding period in 2004. This action was necessitated by the early payoff of several loans in the company's U.S. servicing portfolio as well as reductions in the value of the European servicing portfolios due to early payoffs.

Depreciation and amortization increased from to $187,149 for the quarter ended September 30, 2005 from $146,053 for the third quarter of 2004. The majority of the $41,096 increase is the result of a depreciation expense increase of approximately $18,000 attributable to European operations and an increase in depreciation expense attributable to the U.S. operations of some $7,000. The amortization of capitalized servicing and software costs associated with European operations increased approximately $14,000.

Other comprehensive income decreased to $0 for the quarter ended September 30, 2005 from $4,621,852 for the quarter ending September 30, 2004. The majority of this decrease is from a 2004 change in estimated carrying value of an investment in the residual interest in a securitization of tax-exempt housing bonds. (see
Note 2 - Significant Accounting Policies- to the Condensed, Consolidated Financial Statements).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Total revenues increased $4,760,887 to $9,639,455 in the first nine months of 2005 from $4,878,568 during the same period in 2004. The majority of the increase is attributable to disposition fees and servicing fees generated from European operations.

Management fees increased $1,150,562 to $1,523,233 for the nine months ended September 30, 2005 from $372,671 for the corresponding period in 2004. This increase can be attributed in large measure to the receipt of approximately $276,000 as part of a final settlement of an early termination of a servicing contract held by one of the company's European subsidiaries. Also contributing to the increase was the accrual of special servicing fees relating to the management of sub-performing loans and the addition of a new management contract in Europe. These fees totaled approximately $1,016,000. These increases were offset by a decrease in fees earned in the U.S. of some $180,000 due to a reduction in assets managed.

Disposition fees increased approximately $3.4 million for the nine months ended September 30, 2005 compared to no disposition fees for the comparable period in 2004. On June 30, 2005, Crown European Holding Limited ("CEH"), a subsidiary of Crown, sold all of the stock of CFAB. At the time of the sale, CFAB held a portfolio of 59 real estate assets in Sweden. Crown managed the assets in the portfolio. Pursuant to the terms of agreements governing this management relationship, Crown received incentive compensation of $3,439,389 net of payment of expenses.

Servicing fees increased $1,370,681 to $3,457,607 for the nine months ended September 30, 2005 from $2,086,926 for the first nine months of 2004. This increase is the result of service fees earned from European operations increasing some $1,360,000 as the result of new contracts and increased volumes in existing contracts. Also contributing to the increase was the net effect of a one-time prepayment fee received in the U.S.

Interest income decreased $1,337,018 to $121,203 for the nine months ended September 30, 2005 from $1,458,221 for the corresponding period in 2004. This decrease, as noted above, is due almost entirely to the receipt of cash in 2004 from a residual interest in a securitization of tax-exempt bonds owned by Crown subsidiaries. The receipt came as the result of the sale of a property collateralizing the bonds.

In conjunction with the sale of CFAB and its receipt of the incentive compensation noted above, Crown purchased from two holders approximately $3.5 million in promissory notes payable by Royal LLC. Royal LLC was an owner of approximately 26.7% of CEH. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The amount of the Royal distribution received in excess of the amounts needed to repay the notes in full was approximately $417,000.

Other income decreased to $680,747 for the nine months ended September 30, 2005 from $960,750 for the comparable period in 2004. This decrease of some $280,000 was attributable to a decrease in expected tax refunds in Europe of some $289,000 and a decrease in joint venture income of approximately $91,000. This decrease was partially offset by receipt of approximately $100,000 as a guaranty fee in connection with the CEH sale of CFAB mentioned above.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $981,403 to $4,416,213 for the first nine months of 2005 from $3,434,810 for the same period in 2004. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $577,000 arising from addition personnel in the company's information technology, compliance and loan servicing areas. Additional contributing factors to the increase were start-up costs incurred for the new office in Germany of approximately $391,000 and increases in U.S. payroll, contract payroll and travel of some $17,000.

Occupancy, insurance and other operating expenses increased to $2,333,161 for the nine months ended September 30, 2005 from $1,811,214 for the comparable period in 2004. The $521,947 increase in these expenses was attributable to increases in office rent and bad debt expenses of approximately $321,000 and $203,000 respectively for European operations. Professional services, which include, among other categories, legal fees, rating agency fees and audit fees increased some $187,000. Other increases of some $73,000 relate to activities of the company's new offices in Germany. In the United States, the company experienced a net decrease in these expenses of approximately $76,000. Offsetting the increases in Europe was a decrease of approximately $202,000 in expenses attributable to information technology in Europe.

Interest expense decreased to $5,753 for the nine months ended September 30, 2005 from $76,848 for the comparable period in 2004. The decrease is due to the repayment of European debt during 2004.

The write down of capitalized mortgage servicing rights increased by approximately $1,593,000 over the corresponding period in 2004. The majority of this write down was necessitated by the termination of a subservicing agreement held by one of the company's European subsidiaries, which termination was not for cause but rather the result of a business decision by the company's client to perform the servicing itself. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 "Accounting for Contingencies," the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at that date. The remainder of the write-down was due to declines in the value of the servicing portfolios occasioned by early loan payoffs.

Depreciation and amortization increased to $534,100 for the third quarter of 2005 from $487,217 for the corresponding period in 2004. The majority of the $46,883 increase is the result of an adjustment to the amortization of capitalized servicing costs in 2004 of approximately $44,000. This $44,000 decrease is offset by increases in depreciation expense of some $55,000 attributable to European operations and some $32,000 attributable to U.S. operations and amortization of capitalized software costs.

Other comprehensive income decreased to $0 for the quarter ended September 30, 2005 from $4,631,385 for the comparable period in 2004. The majority of this decrease is from a 2004 change in estimated carrying value of an investment in the residual interest in a securitization of tax-exempt housing bonds. (see Note 2 - "Significant Accounting Policies"- to the Condensed, Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents increased by $451,174 to $3,583,362 at September 30, 2005 from $3,287,104 at December 31, 2004. The increase was due primarily from ongoing operations. The company's domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through asset sales and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management anticipates that the results of operations for the remainder of the year will be sufficient to fund its cash operating obligations. However, the company will continue to seek to expand revenues for its existing client base while endeavoring to develop new sources of revenue and capital.

HISTORICAL CASH FLOWS

Cash flows from operating activities provided $1,394,184 during the first nine months of 2005. These activities used $497,928 in the corresponding period of 2004.

Investing activities used $943,010 during the first nine months of 2005. For the comparable period in 2004, $265,794 was used for investing activities. The increase in use of funds over 2004 is attributable in part to purchases of property and equipment and an increase in investments.

Financing activities used $0 in 2005 as compared to $446,621 for the same period in 2004. The use in 2004 was for the repayment of debt.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on September 30, 2005 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits

31.10   Certification of officers of Crown   Filed herewith.
32.9    Certification of officers of Crown   Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN NORTHCORP, INC.


Dated: November 11, 2005                By: /s/ Rick Lewis
                                            ------------------------------------
                                            Rick Lewis, Vice President,
                                            Treasurer and Chief Financial
                                            Officer


                                        By: /s/ Stephen W. Brown
                                            ------------------------------------
                                            Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.10   Certification of officers of Crown (1)
32.9    Certification of officers of Crown (1)

----------
(1)  Filed herewith.