Form 10KSB
period 2005-12-31
CROWN NORTHCORP INC
filed 2006-04-17
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                          Commission File No.: 0-22936

                              Crown NorthCorp, Inc.
                 (Name of small business issuer in its charter)

                Delaware                                          22-3172740
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     P.O. Box 613, Cheyenne, Wyoming                                 82001
(Address of principal executive offices)                          (Zip Code)

                                 (614) 488-1169
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

        Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     No  X
                                                                 ---    ---
        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

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

     Issuer's revenues for the fiscal year ended December 31, 2005 were $11,216,263.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company's common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.

     As of April 10, 2006 the issuer had 13,319,528 shares of its common stock outstanding.

     Transitional Small Business Disclosure Format. Yes     No  X
                                                        ---    ---

                              CROWN NORTHCORP, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                      INDEX

                                                                       PAGES
                                                                   -------------
         PART I.
Item 1.  Description of Business................................          1
Item 2.  Description of Property................................          3
Item 3.  Legal Proceedings......................................          4
Item 4.  Submission of Matters to a Vote of Security Holders....          4

         PART II.
Item 5.  Market for Common Equity and Related Stockholder
         Matters................................................          4
Item 6.  Management's Discussion and Analysis...................          5
Item 7.  Financial Statements...................................   F-1 thru F-25
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.................         12
Item 8a. Procedures and Controls................................         12
Item 8b. Other Information......................................         12

         PART III.
Item 9.  Directors and Executive Officers of the Registrant.....         12
Item 10. Executive Compensation.................................         15
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.........         17
Item 12. Certain Relationships and Related Transactions.........         19
Item 13. Exhibits...............................................         22
Item 14. Principal Accountant Fees and Services.................         22

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Crown NorthCorp, Inc. provides comprehensive financial services to holders of real estate interests in Europe and the United States. Principal business activities include third-party asset management and loan servicing. Additional businesses include mortgage banking. The company, formed in 1994, is a Delaware corporation presently operating through seven offices in Europe and two in the United States. At December 31, 2005, Crown and its operating subsidiaries employed 80 people. Affiliates engaged in asset management overseen by Crown employed an additional 23 people.

The company acquired Crown NorthCorp Limited ("CNL"), a corporation under the laws of the United Kingdom, and its operating subsidiaries, including Crown Mortgage Management ("CMM") at the end of 2003. See "Item 12 - Certain Relationships and Related Transactions" below. CNL and CMM were actively engaged in loan servicing and asset management activities in Europe; this acquisition allowed Crown to significantly expand its business beginning in 2004.

In 2004, Crown generated net income primarily from asset sales that yielded very significant returns from the residual interest the company held in a securitization of tax-exempt bonds. In 2005, the company realized significant fees from the planned disposition of certain assets under management. These fees partially offset losses realized from reductions in loan servicing values and from ongoing operations.

Crown receives revenues from: third-party asset management agreements through which the company administers commercial, multifamily and residential real estate and loan assets for the accounts of others; contracts to service on an active or standby basis individual loans, loan portfolios and assets in securitized transactions; mortgage banking activity; asset evaluations; transaction support; risk management and financial advisory services; and the administration of the interests of various corporations, partnerships, trusts and special-purpose entities. Compensation arrangements are wide-ranging and may include recurring management, loan origination or servicing fees; disposition fees associated with transactions; and incentive fees or profit-participations based on the overall performance of particular portfolios.

Third-Party Asset Management. The company offers to holders of real estate and financial assets comprehensive management services. These services include fund or portfolio management, advice on asset acquisition or disposition, due diligence reviews and development of portfolio strategies. Clients receiving these services include partnerships, investment consortiums and funds, financial institutions and governmental entities. Assets under management are often impacted by multifaceted financing structures or multiple, complex factors impacting value. Management contracts are generally for indefinite terms and typically provide for recurring revenues. Additionally, Crown or one of its affiliates may have a residual equity interest in an entity formed by Crown's client to hold the assets under management. If the managed assets are resolved within certain agreed parameters, Crown may receive returns on such equity interests. The company focuses on asset management opportunities in emerging or niche market sectors that offer opportunities for growth as well as recurring loan servicing revenues.

Crown's management activities in Europe encompass several portfolios of commercial and residential real estate assets. Assets under management are presently concentrated in Sweden, Germany, Finland and the United Kingdom.

Asset management activities in the United States have contracted significantly in recent years as successful dispositions have occurred. Managed assets in the U.S. currently include multifamily housing projects impacted by U.S. government subsidies.

Loan Servicing and Mortgage Management. Crown offers its clients comprehensive loan servicing and mortgage management. The company's services include primary servicing of loans performing according to their contractual terms, special servicing of distressed loans and standby servicing relationships calling for Crown to step in if a primary servicer fails. In Europe, Crown jointly owns and operates with a bank a company offering master servicing capability to supervise and administer the activities of multiple primary servicers involved in a common transaction.

In Europe, Crown services portfolios of residential, commercial and consumer loans. Customers include investment banks, investors in securitized transactions and portfolio managers and advisors. Many of these client relationships derive from Crown's asset management and mortgage banking activities. U.S. servicing operations are concentrated on commercial loans.

Over the course of several years, Crown has developed servicing systems and procedures that are regularly reviewed by internationally recognized rating agencies. In Europe, CMM's commercial and residential servicing operations were the first to receive ratings from multiple rating agencies. Crown's commercial servicing operations in the U.S. have also received ratings.

Loan Origination and Mortgage Banking. The company has a minority interest in an entity that originates sub-prime residential loans in the United Kingdom. These loans are immediately sold into conduit or correspondent programs that accumulate loans for further disposition in capital markets transactions.

Crown continues to develop systems and procedures to originate commercial loans in European markets. Crown anticipates implementing this program in 2006.

COMPETITIVE ENVIRONMENT

Crown operates as an independent provider of asset management, mortgage management and mortgage banking services and has numerous competitors in each of these business lines in both Europe and the United States. The great majority of these competitors operate as significant units of companies that are much larger and better capitalized than Crown. In pursuing new business, Crown typically attempts to maximize its relatively limited capital resources by utilizing or developing business alliances or capital partnerships. At the same time, management believes that Crown's smaller size, independent status and comprehensive servicer ratings provide certain competitive advantages when pursuing opportunities in emerging or niche markets that could benefit from highly tailored financial services.

ITEM 2. - DESCRIPTION OF PROPERTY

OFFICES

In Europe, Crown operates through three offices the United Kingdom, two in Germany, one in Sweden and one in Belgium. In the U.S., the company maintains offices in Columbus, Ohio and Austin, Texas. See "Note 5 - Leases - to the Consolidated Financial Statements."

INVESTMENT POLICIES

Real Estate; Securities of or Interests in Entities Primarily Engaged in Real Estate Activities. Crown is a third-party asset manager, managing real estate and interests in real estate for the accounts of others. Even though Crown is not investing in real estate for its own account, the company from time to time invests in entities engaged in real estate activities. Any such investments are part of an overall client relationship through which Crown secures or retains asset management, mortgage management or mortgage banking business. The company's investments typically take the form of equity or partnership positions or subordinate debt. Crown's relatively limited liquidity and capital resources affect its ability to make these types of investments at any particular time.

Real Estate Mortgages. Crown is not originating or investing in mortgage loans for its own account. Rooftop Holdings Limited, in which Crown has a minority interest, originates sub-prime residential real estate loans for sale at closing and delivery into securitizations or whole loan sale programs. The company's mortgage banking activities are intended to support its third-party asset management, loan servicing and mortgage management businesses.

The company from time to time has acquired the rights to service mortgage loan assets through the negotiated purchases of or successful bids for the servicing rights themselves. Here again, Crown's liquidity and capital resources may limit its ability to pursue purchases of servicing rights.

ITEM 3. - LEGAL PROCEEDINGS

Crown is not a party to any material legal proceedings involving itself or its property.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Records maintained by the National Quotation Bureau show that, for the quarter ended March 31, 2001, the high and low bid prices for the company's common stock were $.02 and $.005 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In periods subsequent to March 31, 2001, there has generally been no active public trading market for the common stock.

At April 10, 2006, there were approximately 2,600 holders of record of shares of the common stock.

During its 2005 and 2004 fiscal years, the company neither declared nor paid cash dividends or returns of capital on common shares. The company may consider paying dividends in the future.

As of April 10, 2006, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.

As part of a series of transactions to effect the merger of Royal into the company, Crown intends to proceed with a 1:100 reverse and 10:1 forward stock split to reduce the number of shareholders with extremely small holdings of the company's stock (the "Stock Splits") and also to allot a sufficient number of available shares of authorized common stock to permit the issuance of common stock required under the terms of the merger and to accommodate the conversion of the company's preferred stock into common stock. On September 6, 2005, the company filed a Preliminary Information Statement on Schedule 14C with respect to, among other things, the stockholder consents required to effect the Stock Splits and the merger transaction pursuant to Delaware law. The company intends to proceed with the Stock Splits as soon as practicable following filing of a Definitive Information Statement. At December 31, 2003, the Company had 12,455,778 common shares outstanding. Giving effect to Stock Splits and the conversion of all outstanding preferred stock to common (but before giving effect to the merger transaction) would result in Crown having approximately 3,250,116 shares of common stock outstanding. In exchange for all of the issued and outstanding stock of Royal, Mr. Roark, Crown's chairman and chief executive officer, will receive 12,000,000 shares of Crown common stock. The common stock of Crown held by Royal became treasury stock of Crown.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS

THE COMPANY'S BUSINESSES

Crown provides comprehensive financial services to the holders of real estate interests in Europe and the United States. The acquisition of CNL and CMM effective December 31, 2003 (see "Item 12 - Certain Relationships and Related Transactions") allowed the company to significantly expand through well-established operations in Europe. Principal business activities in Europe include third-party asset management, loan servicing and an interest in a company that originates sub-prime residential real estate loans. Crown's U.S. operations service commercial loans and engage in third-party asset management. The company's business lines generate revenues through agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; income associated with loan origination and the securitization of those loans; asset evaluations; transaction support; risk management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

While the company's revenues in 2005 increased over those in 2004, Crown sustained a substantial operating loss for the year because of significantly higher operating expenses. The primary components of the increase in expenses were charges to earnings to adjust downward the value of the company's servicing rights as a result of a contract termination and faster-than-anticipated loan payoffs. The company has obtained new servicing and asset management business in Europe that can substantially replace revenues lost from contracts that have terminated or have reduced in size. Additionally, the company is actively pursuing opportunities in the banking sector in Europe that management believes can significantly enhance all of Crown's business lines. At the same time, presently unprofitable business lines are being evaluated as part of an overall effort to improve operating performance. In pursuing these initiatives, Crown has and continues to develop partnerships, business combinations and other transactions or arrangements to leverage the company's limited liquidity and capital resources and maximize the value of its core businesses.

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

Among the risk factors that could materially and adversely affect the future operating results of the company are:

- Crown is sustaining substantial losses from operations. Management believes that growth that is under way in the company's core asset management and servicing businesses, primarily in Europe, will continue and that resultant increases in recurring revenue will help the company achieve operating profitability. There can be no assurance of these results, however.

- The company will continue to attempt to utilize proceeds from the resolution of assets under management to maintain and expand business volumes in both Europe and the United States. There can be no assurances that substantial resolutions will occur or that the company will successfully redeploy any proceeds to generate profitable new business.

- Crown's liquidity and capital resources remain limited when compared to virtually all of its competitors. To compete for and realize upon many business opportunities, the company has a continuing need to form partnerships, alliances or other combinations. While the company has on several occasions successfully used such arrangements, there is no assurance that Crown will be able to timely enter appropriate arrangements in the future.

- Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company's operations. Crown's business volumes and financial condition may affect its servicer ratings.

OUTLOOK

Crown's asset management and servicing businesses in Europe continue to develop and expand. A transaction that closed at the end of the second quarter of 2005 generated not only substantial performance fees for the company but also additional asset management business in Sweden. The asset ownership and management relationships put in place through that transaction have now been awarded a asset portfolio in Finland and are actively pursuing additional portfolios in Sweden.

In Germany, an investment bank has engaged a joint venture in which Crown has a 50% interest to service and manage a substantial portfolio of non-performing loans. The company has spent considerable time over an extended period developing opportunities in the banking sector. Capitalizing on such an opportunity, management believes, could be a key to further expansion of the company's core businesses in Germany and elsewhere. Crown anticipates that it will enter into a banking-sector transaction in 2006.

While a contract termination and faster-than-expected loan payoffs reduced servicing volumes in the United Kingdom in 2005, the company continues to experience growth in the servicing portfolio of sub-prime residential loans arising from Crown's minority interest in Rooftop. The company seeks to continue this growth and to develop similar business lines elsewhere in Europe. The company is also continuing to develop the capability to originate commercial mortgage loans in the U.K. Increased loan origination activity should increase the company's loan servicing and mortgage management businesses.

The company and a bank, operating through a joint venture based in Belgium, offer master servicing and reporting services for securitized portfolios throughout Europe. Crown anticipates growth in this business.

Crown believes it is well positioned to further expand its businesses in Europe. In this effort, the company can draw upon the market knowledge its has obtained from operating in several countries, the success it has had in completing complex transactions and the multiple servicer ratings the company holds, which are necessary for participation in many transactions.

In the United States, the company is devoting resources to attempt to increase servicing volumes. In the first quarter of 2006, the company became the special servicer for a securitization of commercial real estate loans. Management anticipates receiving additional, similar assignments. Crown is also actively exploring means of expanding its servicing portfolio of smaller-balance commercial mortgage loans. Asset management activities in the U.S. continue at modest levels following the disposition in 2004 of a substantial portion of assets under management.

Crown continues to commit funds derived from its core businesses to expand those businesses in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. The company is targeting opportunities that maximize the value of Crown's comprehensive financial services and that offer the prospect of recurring revenue. To facilitate this business development in certain cases, Crown is actively pursuing investment partners and other business structures that allow the company to effectively utilize its relatively limited liquidity and capital resources. The company believes this process is the most appropriate course of action to expand Crown's revenue base and attain operating profitability.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

Total revenues from continuing operations increased $840,747 to $11,216,263 in 2005 from $10,375,516 in 2004, with the largest increases being attributable to management fees, loan servicing fees and disposition fees.

Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees increased $2,095,058 to $2,654,760 in 2005 from $559,702 in 2004. This increase is in large measure due to the accrual of special servicing fees relating to the management of sub-performing loans and the addition of new management contracts in Europe. These fees totaled approximately $2,050,000. Also contributing to the increase was the receipt of approximately $276,000 as part of a final settlement of an early termination of a servicing contract held by one of the company's European subsidiaries. These increases were offset by a decrease in fees earned in the U.S. of some $210,000 due to a reduction in assets managed.

Disposition fees increased approximately $3.4 million for the year ended December 31, 2005 compared to no disposition fees for the comparable period in 2004. On June 30, 2005, Crown European Holding Limited ("CEH"), a subsidiary of Crown, sold all of the stock of Crown Fastigheter AB (formerly Crown Properties Holdings AB)("CFAB"). At the time of the sale, CFAB held a portfolio of 59 real estate assets in Sweden. Crown managed the assets in the portfolio. Pursuant to the terms of agreements governing this management relationship, Crown received incentive compensation of $3,439,389 net of payment of expenses.

Loan servicing fees increased $1,516,007 to $4,513,771 in 2005 from $2,977,764 in 2004. This increase is derived almost entirely from servicing fees earned in Europe and is the result of increased volumes from new contracts.

Interest income decreased $6,108,071 to $131,862 for the twelve months ended December 31, 2005 from $6,239,933 for the corresponding period in 2004. In 2004, the company received substantial cash from the disposition of a residual interest in a securitization of tax-exempt bonds owned by Crown subsidiaries. The disposition followed the sale of a property collateralizing the bonds.

In conjunction with the sale of CFAB and its receipt of the incentive compensation noted above, Crown purchased from two holders approximately $3.5 million in promissory notes payable by Royal Investments, LLC ("Royal LLC"). Royal LLC owned approximately 26.7% of CEH. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The distribution Royal LLC received in excess of the amounts needed to repay the notes in full was approximately $417,000.

Income from partnerships and joint ventures decreased to $(114,462) for the year ended December 31, 2005 from $131,282 for the year of 2004. This decrease was primarily the result of operating losses from a European partnership interest.

Other income decreased to $173,667 for the twelve months ended December 31, 2005 from $446,835 for the comparable period in 2004. Expected tax refunds in Europe decreased $373,525 in 2005. This decrease was partially offset by the receipt of approximately $92,000 as a guaranty fee in connection with the CEH sale of CFAB mentioned above.

Operating and administrative expense changes were as follows:

                                        2005         2004       $ Change
                                    -----------   ----------   ----------
Personnel                           $ 5,823,021   $4,591,726   $1,231,295
Insurance, Professional and Other   $ 3,115,644   $2,551,386   $  564,258
Occupancy                           $ 1,821,751   $1,040,128   $  781,623
Write off servicing rights          $ 1,906,918   $  300,545   $1,606,373
Amortization and Depreciation       $   713,045   $  825,722   $ (112,677)
Total                               $13,380,379   $9,309,507   $4,070,872

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $1,231,295 to $5,823,021 during 2005 from $4,591,726 for the same period in 2004. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $757,000 arising from additional personnel in the company's information technology, compliance and loan servicing areas. Also contributing to the increase were start-up costs of approximately $394,000 incurred for new company operations in Germany. Also contributing to the increase were increases in U.S. payroll, contract payroll and travel of some $108,000.

Insurance, professional and other costs increased by $564,258 to $3,115,644 in 2005 from $2,551,386 in 2004. The increase in these expenses was attributable to increases in bad debt expenses of approximately $333,000 for European operations as well as increases of some $177,000 related to activities of the company's new office in Germany. Increases in business activity in the company's Nordic offices were responsible for some $671,000 increases in expenses. In the U.S the company experienced an increase of approximately $190,000 for professional services. This increase was offset by decreases in legal expense, advertising and bank charges totaling some $674,000. In the U.K., Crown's expenses for professional services declined some $133,000.

Occupancy costs increased $781,623 to $1,821,751 in 2005 from $1,040,128 in 2004. The increase was attributable in part to European office rent and computer expense of $198,000 and $510,000 respectively. Also contributing to the increase were start-up costs in Germany of approximately $51,000. The remainder of the increase is attributable to increases in office rent and computer expense in the U.S. of some $21,000.

The write down of capitalized mortgage servicing rights increased by approximately $1,606,373 in 2005 over the corresponding period in 2004. The majority of this write down was necessitated by the termination of a subservicing agreement held by one of the company's European subsidiaries, which termination was not for cause but rather the result of a business decision by the company's client to perform the servicing itself. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 "Accounting for Contingencies," the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at that date. The remainder of the write-down was due to declines in the value of the servicing portfolios due to early loan payoffs.

Interest expense decreased to $111 in 2005 from $90,634 in 2004. The decrease is due primarily to the repayment of European debt in 2004.

Depreciation and amortization decreased to $713,045 in 2005 from $825,722 in 2004. The majority of the $112,677 decrease is the result of goodwill being fully amortized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $732,597 to $2,474,005 in 2005 from $3,287,103 in 2004. The decrease in the cash position is the result of funding ongoing operations in the U.S. and the U.K. The company presently has no bank credit facilities. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

For the foreseeable future, the company expects to continue to fund operations with cash provided by operations and funds received from its subsidiaries. Crown will continue to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company will continue to seek new capital resources as a means of funding its operations.

HISTORICAL CASH FLOWS

Cash flows from operating activities provided cash of $1,516,547 in 2005. Operating activities provided $3,223,792 in 2004.

Investing activities used cash of $2,249,144 in 2005. Similar activities used $16,823 in 2004. The increase in the use of funds over 2004 is attributable in part to increases in investments and purchases of equipment.

Financing activities used $1,929,767 in cash in 2004. There was no comparable financing activity in 2005.

                         ITEM 7. - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report.............................................    F-1
Consolidated Balance Sheets, December 31, 2005 and 2004..................    F-2
Consolidated Statements of Operations for the years ended December 31,
   2005 and 2004.........................................................    F-3
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2005 and 2004............................................    F-4
Consolidated Statements of Cash Flows for the years ended December 31,
   2005 and 2004.........................................................    F-5
Notes to Consolidated Financial Statements for the years ended December
   31, 2005 and 2004.....................................................    F-6

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2004 consolidated financial statements of Crown NorthCorp Limited, a wholly owned subsidiary operating principally in the United Kingdom, which statements reflect total assets constituting 37% of consolidated assets as of December 31, 2004 and revenues constituting 35% of consolidated revenues for the year then ended of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Crown NorthCorp Limited and subsidiaries as of December 31, 2004, and for the year then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SCHOONOVER BOYER + ASSOCIATES


/s/
-------------------------------------

Columbus, Ohio
April 14, 2006

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                     2005          2004
                                                                 -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 2,474,005   $ 3,287,104
   Accounts receivable                                             1,864,859     1,756,639
   Prepaid expenses and other assets                               1,433,545       734,219
                                                                 -----------   -----------
         Total current assets                                      5,772,409     5,777,962
PROPERTY AND EQUIPMENT - Net                                         455,769       283,236
RESTRICTED CASH                                                      368,477       351,131
OTHER ASSETS
   Investment in partnerships and joint ventures                     545,282       889,449
   Other investments
      Mortgage loans, net of reserves                                647,607       937,678
      Other                                                               --        36,974
   Loan servicing rights- net of accumulated amortization
      of $315,683 in 2005 and $248,445 in 2004                     4,830,765     6,548,653
   Capitalized software cost - net of accumulated amortization
      of $944,839 in 2005 and $749,331 in 2004                       416,975       775,974
   Acquisition costs                                                      --         2,091
   Deposits                                                           38,895        42,059
                                                                 -----------   -----------
         Total other assets                                        6,479,524     9,232,878
                                                                 -----------   -----------
TOTAL                                                            $13,076,179   $15,645,207
                                                                 ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  682,882       993,236
   Accrued expenses:
      Other                                                        1,121,260       778,125
                                                                 -----------   -----------
         Total current liabilities                                 1,804,142     1,771,361
LONG-TERM OBLIGATIONS:
   Allowance for loan losses & other                                 243,076       235,979
                                                                 -----------   -----------
         Total long-term obligations                                 243,076       235,979
SHAREHOLDERS' EQUITY:
   Common stock                                                      161,139       159,401
   Additional paid-in capital                                     20,150,533    20,117,522
   Accumulated comprehensive income                                   56,815       536,241
   Accumulated deficit                                            (9,162,468)   (6,998,239)
   Treasury stock, at cost                                          (177,058)     (177,058)
                                                                 -----------   -----------
         Total shareholders' equity                               11,028,961    13,637,867
                                                                 -----------   -----------
TOTAL                                                            $13,076,179   $15,645,207
                                                                 ===========   ===========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                    2005          2004
                                                                -----------   -----------
REVENUES:
   Management fees                                              $ 2,654,760   $   559,702
   Loan servicing fees, net                                       4,513,771     2,997,764
   Disposition fees                                               3,439,389
   Interest income                                                  131,862     6,239,933
   Income from partnerships and joint ventures                     (114,462)      131,282
   Gain on short term note disposition                              417,276
   Other                                                            173,667       446,835
                                                                -----------   -----------
      Total revenues                                             11,216,263    10,375,516
                                                                -----------   -----------
OPERATING AND ADMINISTRATIVE EXPENSES:
   Personnel                                                      5,823,021     4,591,726
   Insurance, professional and other                              3,115,644     2,551,386
   Occupancy                                                      1,821,751     1,040,128
   Write off mortgage servicing rights                            1,906,918       300,545
   Depreciation and amortization                                    713,045       825,722
                                                                -----------   -----------
      Total operating and administrative expenses                13,380,379     9,309,507
                                                                -----------   -----------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INTEREST EXPENSE                                       (2,164,116)    1,066,009
INTEREST EXPENSE                                                        111        90,635
                                                                -----------   -----------
NET INCOME (LOSS) BEFORE TAX                                     (2,164,227)      975,374
INCOME TAX (BENEFIT)                                                     --            --
                                                                -----------   -----------
NET INCOME (LOSS)                                                (2,164,227)      975,374
OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment, net of tax effect      (479,425)      536,241
                                                                -----------   -----------
COMPREHENSIVE INCOME (LOSS)                                     $(2,643,652)  $ 1,511,615
                                                                ===========   ===========
EARNINGS (LOSS) PER SHARE                                       $     (0.16)  $      0.08
                                                                ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                              13,190,049    12,608,901
                                                                ===========   ===========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                              Convertible Preferred Stock
                                                        ----------------------------------------------------------------------
                                     Common Stock           Series CC         Series DD         Series EE         Series FF
                                 --------------------   ----------------   ---------------   ---------------   ---------------
                                   Shares               Shares             Shares            Shares            Shares
                                   Issued      Amount   Issued    Amount   Issued   Amount   Issued   Amount   Issued   Amount
                                 ----------   -------   ------   -------   ------   ------   ------   ------   ------   ------
BALANCE, DECEMBER 31, 2003       12,455,778   152,501      1                  1                 1                 1
   Net loss
   Audit adjustments                               --
   Reclassification adjustment           --        --     --
   Comprehensive Income
   Issuance of common stock         690,000     6,900
                                 ----------   -------    ---       ---      ---      ---      ---      ---      ---      ---
BALANCE, DECEMBER 31, 2004       13,145,778   159,401      1        --        1       --        1       --        1       --
   Net income (loss)
   Reclassification adjustment
   Issuance of common stock         173,750     1,738     --                                   --
                                 ----------   -------    ---       ---      ---      ---      ---      ---      ---      ---
BALANCE, DECEMBER 31, 2005       13,319,528   161,139      1        --        1       --        1       --        1       --
                                 ==========   =======    ===       ===      ===      ===      ===      ===      ===      ===

                                             Convertible Preferred Stock
                                 ---------------------------------------------------
                                    Series GG         Series HH         Series II
                                 ---------------   ---------------   ---------------   Additional                  Accumulated
                                 Shares            Shares            Shares              Paid-In    Accumulated   Comprehensive
                                 Issued   Amount   Issued   Amount   Issued   Amount     Capital      Deficit         Income
                                 ------   ------   ------   ------   ------   ------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 2003          1                15                12              20,058,116   (8,101,180)      114,231
   Net loss                                                                                    --      975,374
   Audit adjustments                                                                      (11,694)      13,336
   Reclassification adjustment                                                                 --      114,231      (114,231)
   Comprehensive Income                                                                                              536,241
   Issuance of common stock                                                                71,100
                                  ---      ---      ---      ---      ---       ---    ----------   ----------      --------
BALANCE, DECEMBER 31, 2004          1       --       15       --       12        --     20,117,522   (6,998,239)      536,241
   Net income (loss)                                                                           --   (2,164,229)
   Reclassification adjustment                                                                              --      (479,426)
   Issuance of common stock        --                                                      33,011
                                  ---      ---      ---      ---      ---       ---    ----------   ----------      --------
 BALANCE, DECEMBER 31, 2005         1       --       15       --       12        --    20,150,533   (9,162,468)       56,815
                                  ===      ===      ===      ===      ===       ===    ==========   ==========      ========


                                     Treasury Stock          Total
                                 ---------------------   Shareholders'
                                   Shares      Amount        Equity
                                 ----------   --------   -------------
BALANCE, DECEMBER 31, 2003       (1,194,010)  (177,058)   12,046,610
   Net loss                                                  975,374
   Audit adjustments                                           1,642
   Reclassification adjustment           --         --            --
   Comprehensive Income                                      536,241
   Issuance of common stock              --                   78,000
                                 ----------   --------    ----------
BALANCE, DECEMBER 31, 2004       (1,194,010)  (177,058)   13,637,867
   Net income (loss)                                      (2,164,229)
   Reclassification adjustment                              (479,426)
   Issuance of common stock              --                   34,749
                                 ----------   --------    ----------
BALANCE, DECEMBER 31, 2005       (1,194,010)  (177,058)   11,028,961
                                 ==========   ========    ==========

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                     2005          2004
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $(2,164,227)  $   975,374
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  701,347     1,467,930
      Equity in income from investment in partnerships and joint ventures             74,927      (138,154)
      Write off unamortized cost of disposed asset                                        --       300,544
      Provision to impairment to mortgage servicing rights                         1,906,918
      Payment of board of directors' fees by the issuance of common stock             34,749        78,001
      Change in operating assets and liabilities: net of effects from purchase
         of subsidiary Accounts receivable                                          (951,865)      310,990
         Prepaid expenses and other assets                                           (35,287)      (48,459)
         Accounts payable and accrued expenses                                       118,395       277,566
                                                                                 -----------   -----------
            Net cash provided by (used in) operating activities                     (315,043)    3,223,792
                                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (276,241)     (366,352)
   Decrease (increase) in other investments                                         (134,170)      443,170
   Decrease (increase) in restricted cash                                             (7,097)      (93,641)
   Deposits                                                                              (46)           --
                                                                                 -----------   -----------
            Net cash provided by (used in) investing activities                     (417,554)      (16,823)
                                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                            --       238,472
   Principal payments on notes payable                                                    --    (2,168,239)
   Issuance of  common stock                                                              --            --
                                                                                 -----------   -----------
            Net cash provided by (used in) financing activities                           --    (1,929,767)
                                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                                   (732,597)    1,277,202
EFFECT OF EXCHANGE RATE ON CASH                                                      (80,501)      (42,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,287,103     2,052,065
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 2,474,005   $ 3,287,104
                                                                                 -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                        $        --   $    60,635

See notes to consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements included the accounts of Crown NorthCorp and its majority-owned subsidiaries (collectively, the "Company"). Investments in majority-owned affiliates where the Company does not have a majority voting interest and non-majority owned affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

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

                 For the Years Ended December 31, 2005 and 2004

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

     Long - Lived Assets

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

     Investments in Partnerships and Joint Ventures

     Certain of the Company's general partner and joint venture investments (ranging from 20% to 50%) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     Investments in Mortgage Loans

     Mortgaged investments are stated at cost netted with a corresponding reserve to reflect the actual purchase price of the assets. The cost of the mortgaged investments is $2,119,706 and $2,728,187 at December 31, 2005 and 2004, respectively, netted with a reserve of $1,472,099 and $1,790,509 at December 31, 2005 and 2004, respectively.

     Reserve for Loan Losses

     The Company established an allowance for loan losses to provide for estimated losses in acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (See Note 4). At the time, a reserve balance was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. There were no charges against the reserve in 2005 or 2004.

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

                 For the Years Ended December 31, 2005 and 2004

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

                 For the Years Ended December 31, 2005 and 2004

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     Credit Risk

     The Company maintains several cash accounts in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Company's uninsured cash balances total $1,775,673 and $2,297,355, respectively. Management believes that the risk is limited because the institutions are large national institutions with strong financial positions.

     The Company also maintains several cash accounts in the United Kingdom. The balances are insured by the Financial Services Compensation Scheme established under the Financial Services and Markets Act of 2000 up to approximately $61,000. At December 31, 2005 and 2004, the Company's uninsured cash balances total approximately $456,000 and $465,000, respectively. Management believes that the risk is limited because the institution is a large national institution with a strong financial position.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

     SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" was issued by the Financial Accounting Standards Board in May 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.

     SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" was issued by the Financial Accounting Standards Board in March 2006. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial assets by entering into a servicing contract in any of the following situations: 1) a transfer of the servicer's financial assets that meets the requirements for sale accounting, 2) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, or 3) an acquisition or assumption of an obligation to service a financial assets that does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. And lastly, SFAS No. 156 permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, which earlier adoption permitted. The Company has not yet assessed the effect of this accounting standard on its financial position or results of operations.

     Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with current year presentation.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 2 - PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

     Property and equipment consists of the following at December 31:

                                    2005          2004
                                -----------   -----------
Furniture and equipment         $ 1,593,166   $ 1,365,133
Less accumulated depreciation    (1,137,397)   (1,081,897)
                                -----------   -----------
Property and equipment - net    $   455,769   $   283,236
                                ===========   ===========

     Depreciation expense for the year ended December 31, 2005 and 2004 was $340,295 and $437,627, respectively.

     Capitalized software consists of the following at December 31:

                                    2005         2004
                                -----------   ----------
Capitalized software            $ 1,538,011   $1,525,305
Less accumulated amortization    (1,121,036)    (749,331)
                                -----------   ----------
Capitalized software - net      $   416,975   $  775,974
                                ===========   ==========

     Amortization expense for capitalized software for the year ended December 31, 2005 and 2004 was $372,750 and $388,095, respectively.

NOTE 3 - INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     The Company has investments in affiliates that are accounted for using the equity method of accounting.

     TITRISATION BELGE-BELGISCHE EFFECTISERING SA/NV

     In October 2003, Crown Mortgage Management Limited, a subsidiary of the Company ("CMM") acquired 75% of the shares in Titrisation Belge-Belgische Effectisering SA/NV ("TBE") for 110% of the net asset value at September 30, 2003, approximately $532,300. Fortis Bank acquired a 25% share. CMM and Fortis agreed to jointly own TBE with a view of developing its master servicing business. Within a few days of the original transaction, CMM sold 25% of its share to Fortis for $177,434 thereby creating a 50/50 joint venture.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 3 - INVESTMENTS IN AFFILIATES AND JOINT VENTURES - Continued

     Summarized condensed financial information of TBE, a 50% owned corporate joint venture accounted for by the equity method follows:

Balance sheet at
December 31,                 2005       2004
----------------           --------   --------
Assets:
   Current assets          $634,371   $767,820
   Fixed Assets            $177,610   $119,010
Liabilities:
   Current liabilities     $ 94,975   $127,828
Income statement:
   Revenue                 $737,304   $638,566
   Expense                  668,489    607,602
                           --------   --------
   Net income before tax     68,814     30,964
   Tax                       23,290     10,543
                           --------   --------
   Net income              $ 45,524   $ 20,421
                           ========   ========

NOTE 4 - DISCONTINUED OPERATIONS AND DISPOSITIONS

     In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program. Pursuant to the sale agreement, $500,000 was retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. These funds are to be held in an escrow account until all of the mortgage loans have been paid off. During 2005 and 2004, the purchaser incurred no losses in the portfolio.

NOTE 5 - LEASES

     The Company, in its operations, leases office facilities located in Columbus, Ohio; Austin, Texas; London, Ipswich and Farnham, England; Stockholm, Sweden; Frankfurt and Bochum, Germany; and Brussels, Belgium. All leases in effect at December 31, 2005, which expire on various dates through February 2010, have been classified as operating leases. Rent expense for the years ending December 31, 2005 and 2004 was approximately $450,000 and $224,000 respectively.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 5 - LEASES - Continued

     Minimum future rentals under these non-cancelable lease agreements are as follows:

       Commitments   Sublease      Net
       -----------   --------   --------
2006     $301,505    $(61,511)  $239,994
2007      146,538     (15,377)   131,161
2008      129,664          --    129,664
2009      129,664          --    129,664
2010       10,805          --     10,805
         --------    --------   --------
         $718,176    $(76,888)  $641,288
         ========    ========   ========

     The Company has entered into agreements to sublease office spaces that are included above. Rental income related to the subleases for the year ended December 31, 2005 and 2004 was $70,540 and $32,219, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

     MERGER TRANSACTION WITH ROYAL AND RELATED TRANSACTIONS

     Effective December 31, 2003, the Company acquired all of the issued and outstanding stock of Royal, of which Mr. Roark was the sole shareholder. Mr. Roark recused himself from all deliberations and votes of the Company's board of directors on the merger transaction. Royal operated through subsidiaries and affiliates, including but not limited to Crown NorthCorp Limited ("CNL") and CMM, providing loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, the Company acquired these European operations.

     In conjunction with the merger transaction, the Company's board of directors has also authorized stock split transactions. (See Note 7).

     In exchange for all of the issued and outstanding stock of Royal, Mr. Roark will receive 12,000,000 shares of the Company's common stock. The principle followed in determining the amount of consideration was arm's length negotiation. The approximately 1,125,803 shares of the Company's common stock held by Royal become treasury stock of the Company.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 6 - RELATED PARTY TRANSACTIONS - Continued

     At the time of the merger transaction, the Company owed Royal $500,000 plus interest under an unsecured promissory note, representing operating funds Royal has advanced to the Company from time to time. Royal distributed this promissory note to Mr. Roark as described above so that the Company then owed this indebtedness to Mr. Roark personally. The indebtedness was repaid during 2004.

     Also at the time of the merger transaction, CMM owed Royal $1,271,964. Royal distributed this promissory note to Mr. Roark so that CMM then owed this indebtedness to Mr. Roark personally. This indebtedness was also repaid during 2004.

     PREFERRED STOCK

     The company issued the following series of convertible preferred stock to affiliates of Mr. Roark: one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 12 shares of Series II Convertible Preferred Stock in exchange for $120,000 cash. (See Note 7). Each of these issuances will be converted to common stock in accordance with the terms of the respective issuances.

     OTHER TRANSACTIONS AND RELATIONSHIPS

     In conjunction with his election as Chairman of the Company's Board of Directors effective January 1, 2005, the company and Stefan Lennhammer have entered into a retainer agreement calling for him to receive quarterly compensation of 2,500 Euros (approximately $3,200) during 2005 for his service as Chairman. Effective September 1, 2004, the company entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director, for a term expiring December 31, 2005. Under this agreement REEDA received a monthly fee of 17,500 Euros through December 31, 2004 and will receive a quarterly fee of 50,000 Euros (approximately $65,000) through the expiration of the agreement.

     In 2003, the Company's management asked Grace Jenkins, a member of the Company's board of directors, to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in dealings with Midland Loan Services. During 2005 and 2004, the Company paid Ms. Jenkins $10,000 and $120,000, respectively.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 6 - RELATED PARTY TRANSACTIONS - Continued

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

NOTE 7 - SHAREHOLDERS' EQUITY

     At December 31, 2005 and 2004, the Company has 30,000,000 authorized shares of its $.01 par value common stock ("Common Stock") and 1,000,000 authorized share of its preferred stock.

     During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase, after accounting for the splits of the Company's Common Stock effective December 31, 2003, up to 49,000 shares of common stock at $.70 per share. All of these warrants are exercisable and anti-dilutive.

     A stock option plan for the outside directors of the Company was approved by the Company's shareholders in 1995. Under the plan, each outside director may be granted options for 10,000 shares of the Company's common stock at an option price equal to the common stock's market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2005.

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options. Application of this accounting policy would have had a negligible effect on the accompanying financial statements for 2005 and 2004.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 8 - BENEFIT PLANS

     The Company sponsors a defined contribution retirement plan for certain of its U.S. employees who had attained the age of 21 and had provided six months of service. The Company matches 25% of the first 4% of the employees' contributions and employer contributions were $917 and $1,490 in 2005 and 2004, respectively.

     The Company subsidiary in the United Kingdom sponsors a defined contribution retirement plan for its employees. The Company will match the employee's contributions to the plan up to a maximum of 5% per year. The plan is available to all full-time employees. The Company contributed $80,116 and $78,648 during 2005 and 2004, respectively.

NOTE 9 - INCOME TAXES

     For the years ended December 31, 2005 and 2004, the components of income tax expense consists of the following:

           2005   2004
           ----   ----
Current     $--    $--
            ---    ---
Deferred    $--    $--
            ===    ===

     The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings
     (loss) from continuing operations as follows:

                                                2005         2004
                                             ---------   -----------
Expected tax/(benefit) at statutory rates    $(735,837)  $   331,627
Non-deductible foreign losses                  853,361       808,837
Amortization of loan servicing rights          627,578            --
Management fees from UK operations             204,000       204,000
Tax-exempt income                                   --    (2,046,834)
Amortization of retained servicing rights       21,076        84,447
Depreciation expense and other                   3,588         1,431
Goodwill                                       (10,002)           --
(Decrease)/increase in valuation allowance    (963,764)      616,492
                                             ---------   -----------
Income tax expense                           $      --   $        --
                                             =========   ===========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 9 - INCOME TAXES - Continued

The Company has approximately $7,100,000 of operating loss carryforwards available December 31, 2005, which expire in varying amounts from 2011 through 2019.

Included in net income before taxes are losses of $2,510,000 from CNL's operations in the United Kingdom.

At December 31, 2005 and 2004, the Company had recorded a net deferred tax asset as follows:

                                               2005          2004
                                           -----------   -----------
Deferred tax assets:
   Operating loss carryforward             $ 2,494,277   $ 3,509,755
   Loan loss reserves                           85,077        82,593
   Goodwill                                     36,896            --
   Amortization of loan servicing rights         7,789            --
                                           -----------   -----------
Sub-total                                    2,624,039     3,592,348
   Valuation allowance                      (2,602,205)   (3,540,652)
                                           -----------   -----------
Total assets                                    21,834        51,696
Deferred tax liabilities:
   Software amortization                       (21,834)      (15,990)
   Deferred loan servicing                          --       (35,706)
                                           -----------   -----------
Total liabilities                              (21,834)      (51,696)
                                           -----------   -----------
Net deferred tax assets                    $        --   $        --
                                           ===========   ===========

NOTE 10 - MORTGAGE SERVICING FOR OTHERS

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $4.2 billion and $5.0 billion at December 31, 2005 and 2004, respectively. As of December 31, 2005 the Company was also the standby servicer for loans with an aggregate unpaid principal balance of $5.8 billion.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet, were approximately $0.5 million and $2 million at December 31, 2005 and 2004, respectively.

     Mortgage servicing rights of $4.8 million and $6.5 million were capitalized as of December 31, 2005 and 2004, respectively. Mortgage servicing rights are recorded at fair value. Such value is determined by the discounted cash flow method using a 15% discount

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 10 - MORTGAGE SERVICING FOR OTHERS - Continued

     rate over the average remaining contractual life of the mortgages adjusted for estimated delinquencies and estimated prepayments.

     The servicing assets are grouped by servicing type when evaluating such assets for impairment. During 2005, adjustments to the value of the servicing rights totaling $1.9 million were charged to expense due to deemed impairment.

NOTE 11 - VARIABLE INTEREST ENTITIES

     During the years ended December 31, 2005 and 2004, the Company had relationships with a total of three variable interest entities where the Company is deemed not to be the primary beneficiary. The Company transferred one of these interests, Rooftop Mortgages Limited ("Rooftop"), in 2004 and sold another owned by Crown European Holdings Limited ("CEH") in 2005. Consequently, the Company, as of December 31, 2005, has a relationship with only one variable interest entity, Crown Intressenter AB ("CIAB").

     ROOFTOP MORTGAGES LIMITED

     In September 2003, Crown Asset Management Limited ("CAM") formed Rooftop as a wholly owned subsidiary. Rooftop had 1,000 common shares authorized at one Pound Sterling per share. At December 31, 2003 there was 1 share issued and outstanding.

     Rooftop operated as a sub-prime residential lender in England, Wales, Scotland and Northern Ireland and as such was a party to agreements for the origination and sale of loans. Pursuant to the terms of a Mortgage Sale Agreement and related transaction documents, Rooftop agreed to forgo certain rights and transfer certain risks normally belonging to a stockholder to its funder, such that it was no longer appropriate to fully consolidate Rooftop into the Crown group. CAM was not deemed to be the primary beneficiary because of the significant rights and risks transferred pursuant to the transaction documents.

     In September 2004, CAM transferred its ownership in Rooftop to Rooftop Holdings Limited in exchange for 20 Ordinary Shares of Rooftop Holdings Limited. Each share is valued a 1 Pound Sterling. CAM's ownership interest in Rooftop Holdings Limited, is effectively 20%. CAM uses the equity method to account for this investment.

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

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 11 - VARIABLE INTEREST ENTITIES - Continued

     Royal and CNL used the above funds to purchase the entire issued share capital of Axfood Fastigheter AB from Axfood AB (the "Axfood Shares"), a Swedish company that operated supermarket properties throughout Sweden. CNL contributed an additional $5,834,000 by way of $3,500,000 in equity in CPH and a subordinated loan of $2,300,000, originally advanced by Royal to CNL.

     In September 2003, CNL refinanced the majority of its investment in CPH by using $4,200,000 advanced from Kenmore Scandinavian Limited, a Kenmore Properties Group company (a third-party, Scottish-based property investment company). Crown European Holdings Limited ("CEH") used the funds to purchase the entire issued share capital of CPH and to acquire the subordinated loan advanced by CNL to CPH. Kenmore's loan was secured by a debenture and Kenmore was also granted three "A" preference shares carrying rights to the profit distribution from CPH in the proportion of their loans, approximately 73%. Royal received one "B" preference share with carrying rights to a share of the profit distribution from CPH, approximately 27%. This share was transferred to Ronald E. Roark, the Company's Chairman, as part of the merger of Royal. In addition, CNL pledged its ordinary stock in CEH as additional security for Kenmore.
     Thus, Kenmore has the voting control of the ordinary share of CEH via the security agreement.

     The Company could earn income under an Asset Manager agreement in four ways:

          1. An annual management fee based as a percentage of the asset value;

          2.   Approximately $13,600 per month to cover management costs;

          3. Subject to board approval, 1% of the gross sales price of any assets sold;

          4. A promote fee as a percentage of net distributions if Return on Capital Employed ("ROCE") exceeded 20% per annum. However, the promote fee will not exceed the amounts paid out in distributions to Kenmore and Mr. Roark.

     This agreement was deemed to be a variable interest. The Company had only its equity investment at risk in the CEH venture. The equity investment was one Pound Sterling. CMM was not deemed to be the primary beneficiary because of the significant rights and risks assumed by Kenmore pursuant to the transaction documents. Due to Kenmore's voting rights via the security agreement, Kenmore can terminate the Asset Manager agreement at any time. In addition, Kenmore had to approve the operating budget, any capital expenditure, any disposals of assets, any borrowings, and any factoring or discounting of debt. Also, there was no financial recourse to CNL.
     Moreover Kenmore, through the 73% preference share dividend would absorb a majority of CEH's expected losses/residual returns.

     On June 30, 2005, CEH sold the Axfood Shares to Niam Retail Holding AB ("Niam Retail").

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 11 - VARIABLE INTEREST ENTITIES - Continued

     CROWN INTRESSENTER AB

     With the purchase of the Axfood Shares, Niam Retail acquired the remaining portfolio of Axfood properties (59 retail properties throughout Sweden). Concurrent with the purchase of the Axfood Shares, Niam Retail also purchased an additional portfolio of 15 freestanding retail assets known as the "ICA portfolio." The purchase price for the Axfood Shares and the ICA portfolio amounted to approximately $95,550,000. The purchase was financed through an $81,350,000 loan facility from Svenska Handelsbanken AB ("Svenska") and $14,200,000 in equity contributions and loans: from Niam Fastighetsholding III AB ("Niam III") $10,625,000 and from CIAB $3,575,000. Niam III has guaranteed the loan from Svenska.

     The business plan of Niam Retail is to manage the day-to-day leasing of the portfolio, to sell individual properties as opportunities arise and to grow the portfolio through additional acquisitions of retail properties in the Nordic region.

     Niam Retail has executed a project management agreement with Crown Asset Management AB ("CAM"), a 100% owned subsidiary of CMM. The agreement is similar to the previous agreement between CMM and CEH, in that CAM will recognize revenue in four ways, as follows:

          - A fixed annual management fee of 3.000,000 Swedish Krona (approximately $377,000 at December 31, 2005);

          - Additional management fees of 0.20% of the initial book value of the portfolio assets up to and including 1.4 Billion Swedish Krona (approximately $176,040,000 at December 31, 2005) and 0.15% of book value in excess of 1.4 Billion Swedish Krona;

          - Disposition fees equal to 1.25% plus VAT of the net proceeds from all single property sales; and

          - Promote fees defined as a portion of annual net distributable cash.

     Although the Company owns 74.3% of the share capital of CIAB, CIAB is not consolidated in the accompanying financial statements because management believes that the Company does not control CIAB. To fund its portion of the equity and loans required by CIAB to consummate the Niam transaction (approximately $3,575,000), the Company arranged for a loan from Forum European Realty Income II, LP ("Forum") of approximately $2,520,000 to CIAB. The Company invested approximately $120,000 in cash and certain members of the Company's management team contributed the balance (approximately $935,000) in cash.

     In connection with the Forum loan, Forum and the Company entered into an option agreement whereby the Company has given Forum the right, as security for the loan, to acquire all of the Company's CIAB shares, at Forum's option at any time, for par value. Should Forum exercise the option, the Company would no longer be a shareholder in CIAB

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 11 - VARIABLE INTEREST ENTITIES - Continued

     and the Forum loan would become paid-in capital in CIAB. The project management agreement discussed above would not be affected. The terms of the Forum loan preclude the Company and CIAB from repaying the loan prior to June 30, 2025. While the Forum loan is outstanding, the Company has irrevocably and unconditionally pledged to Forum all its rights, title and interest in and to the CIAB shares.

     For the reasons stated above, the Company is not considered the primary beneficiary of CIAB. The Company has only its initial capital contribution at risk. Should there be a significant asset sale by Niam Retail, it is presumed that Forum would exercise its option on the Company's shares, thereby denying the Company the significant benefits of ownership. The shareholders' agreement between CIAB and Niam III provides for capital calls, but specifically states that CIAB may elect not to contribute. Should CIAB elect not to contribute, its equity ownership would be diluted.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 11 - VARIABLE INTEREST ENTITIES - Continued

     Following are condensed financial statements of CIAB as of the year ended December 31, 2005 and the period June 30, 2005 (date business commenced) through December 31, 2005:

Assets
Receivables
   Loan to Niam Retail                          $3,419,159
   Interest receivable Niam                         75,222
Investment in Niam Retail                            3,144
Cash                                                17,350
                                                ----------
   Total assets                                 $3,514,875
                                                ==========
Liabilities and stockholder's equity
Loans payable
   Forum                                        $2,416,335
   Shareholders                                    848,786
Accrued interest payable                            75,731
Payable to Crown Asset Management AB                43,225
Other liabilities                                   13,912
Capital stock                                      157,183
Retained earnings                                  (40,297)
                                                ----------
   Total liabilities and stockholders' equity   $3,514,875
                                                ==========
Income statement
Interest income                                 $  153,862
                                                ----------
   Total revenue                                   153,862
                                                ----------
Interest expense                                   146,930
Consultants and legal fees                          47,229
                                                ----------
   Total expenses                                  194,159
                                                ----------
Net income                                      $  (40,297)
                                                ==========

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 12 - CONTINGENCIES

     Axfood Shares

     Pursuant to the terms of the share transfer agreement governing the sale of the Axfood Shares discussed in Note 11 above, the buyer, until June 30, 2006, may make claims against CEH for breaches of the representations and warranties CEH has made in the agreement. CEH's aggregate liability for claims shall not exceed 72,500,000 Swedish Krona, or approximately $10 million. The Company has guaranteed CEH's liability to pay claims.

     The representations and warranties CEH has made in the share transfer agreement with respect to the Axfood Shares are usual and customary for a stock sale transaction and encompass matters relating to: corporate existence, power, authority, capitalization and title; the preparation of financial statements in accordance with governing standards; the accuracy and completeness of corporate records; and the operation of properties in the real estate portfolio. The Company has been involved in the governance and administration of the sold entity and the management of its real estate assets and is on the opinion that there is minimal likelihood of successful claims for breaches of representations and warranties.

     In conjunction with guaranteeing CEH's liability for claims under the share transfer agreement, the Company has obtained agreements from Kenmore and Royal LLC to timely fund any liability the Company may have for a breach of a representation or warranty made by CEH. Additionally, the Company has received a fee of approximately $92,000 from CEH for making the guarantee.

     Other

     The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially effect the consolidated financial statements of the Company.

     The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 11 employees may be entitled to receive severances based upon a formula taking into account years and weekly pay. The total payout is capped at a maximum two years of pay. At December 31, 2005 and 2004, this liability is approximately $817,493 and $647,000, respectively.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

NOTE 13 - FAIR VALUE

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

     Estimated Fair values:

                                                 2005                        2004
                                      -------------------------   -------------------------
                                        Carrying     Estimated      Carrying     Estimated
                                         Value       Fair Value      Value       Fair Value
                                      -----------   -----------   -----------   -----------
Financial assets:
   Cash and other short term
      financial instruments           $ 2,842,482   $ 2,842,482   $ 3,638,235   $ 3,638,235
   Investments                                 --            --
   Loans                                2,119,706     2,119,706     2,728,187     2,728,187
   Allowance for losses                (1,472,099)   (1,472,099)   (1,790,509)   (1,790,509)
   Servicing Rights                     4,830,765     4,830,765     6,548,653     6,548,653
Financial liabilities:
   Short-term financial instruments
   Long-term debt

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Deloitte & Touche LLP formerly served as CNL's independent accountant. That firm's reports on CNL's financial statements contained no adverse opinions or disclaimers of opinion and those reports were not modified as to uncertainty, audit scope or accounting principles. Crown had no resolved or unresolved disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

In December 2005, Roy H. Owen became a director of Crown (See "Item 9. - Directors and Executive Officers of Registrant" below). Mr. Owen is a retired principal of Deloitte. To avoid any appearance of conflict, the company decided to no longer engage Deloitte for audit work.

ITEM 8A. - CONTROLS AND PROCEDURES

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on December 31, 2005 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

ITEM 8B. - OTHER INFORMATION

None.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The company currently has eight directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors. The chairman serves under a one-year retainer agreement. The company and the vice chairman and chief executive officer have an agreement to pay him base salary in 2006 with the possibility of incentive compensation.

The directors and executive officers of the company as of April 10, 2006 are as follows:

NAME                AGE                        POSITION WITH COMPANY
----                ---                        ---------------------
Stefan Lennhammer    43   Chairman
Ronald E. Roark      55   Vice Chairman, Chief Executive Officer and Director
Gordon V. Smith      73   Director
David K. Conrad      50   Director
Grace Jenkins        54   Director
John S. Koczela      54   Director
Peter Walker         42   Director
Roy H. Owen          59   Director and Managing Director, United States
Clarence Dixon       45   Managing Director, Continental Europe
Hakan Larsson        37   Managing Director, Crown Asset Management, Sweden
Steven Winfield      48   Co-Managing Director, Crown Mortgage Management,
                          United Kingdom
Julien Holmes        36   Co-Managing Director, Crown Mortgage Management,
                          United Kingdom
David Scrivener      44   Assistant Secretary and Controller
Rick Lewis           52   Vice President, Treasurer and Chief Financial Officer of Crown
Stephen W. Brown     55   Secretary and Corporate Counsel

Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of April 10, 2006.

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

PETER WALKER has served as a director of Crown since January 1, 2005. He became Finance Director of CNL in March 1999 and was Managing Director, United Kingdom from November 2004 to March 2006. Prior to his service with the company, he served in the Corporate Recovery Department of Ernst & Young.

ROY H. OWEN has served as a director of Crown since December 2, 2005 and as Managing Director, United States since January 1, 2006. Since 2003, he has served as Principal of Amsterdam Advisors. From 1990 through 2002, he served as a principal of Deloitte & Touche LLP and a principal of Deloitte Consulting.

CLARENCE DIXON has served as Managing Director, Continental Europe, since August 2004. Prior to joining Crown, he served as Executive Vice President of Aareal Bank.

HAKAN LARSSON joined Crown in 2003 and became Managing Director, Crown Asset Management, Sweden in 2005. From 1992 to 2003 he was employed by Axfood Fastigheter AB, where he was appointed Managing Director in 1999.

STEVEN WINFIELD has headed servicing for CMM in November 2004 and was appointed Co-Managing Director in March 2006. Prior to coming to Crown, he held various positions with Birmingham & Midshires Building Society from 1993 to 2002 and with Co-Operative Bank plc from 2002 to 2004.

JULIEN HOLMES joined Crown in 1985 and has held several management positions with the company. He was appointed Co-Managing Director of CMM in March 2006.

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

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth information for the year ended December 31, 2005 with respect to Crown's Chief Executive Officer and the next four most highly compensated executive officers other than the Chief Executive Officer.

                            YEAR ENDED                          ALL OTHER
          NAME             DECEMBER 31    SALARY     BONUS    COMPENSATION
          ----             -----------   --------   -------   ------------
Ronald E. Roark,              2005       $100,000   $     0      $     0
Vice Chairman and             2004       $100,000   $     0      $     0
CEO (1)                       2003       $      0   $     0      $10,000

Peter Walker,                 2005       $181,984   $     0      $     0
Managing Director,            2004       $149,281   $40,219      $     0
United Kingdom                2003       $125,867   $49,039      $     0

Rick Lewis, Vice              2005       $ 85,500   $     0      $     0
President, Treasurer and      2004       $ 85,500   $25,000      $     0
Chief Financial Officer       2003       $ 85,500   $     0      $     0

Stephen W. Brown,             2005       $ 80,000   $     0      $     0
Secretary and Corporate       2004       $ 80,000   $25,000      $     0
Counsel                       2003       $ 80,000   $     0      $     0

David Scrivener,              2005       $110,100   $ 4,550      $     0
Assistant Secretary and       2004       $ 74,002   $13,406      $     0
Controller                    2003       $ 83,366   $20,433      $     0

(1) Mr. Roark served as Chairman of the company from August 4, 1994 through December 31, 2004 and as Vice Chairman since January 1, 2005. He as served as Chief Executive Officer from September 13, 1994 through March 28, 2000 and again since September 1, 2000. The company pays family medical coverage premiums and disability insurance premiums on his behalf. In conjunction with the Royal merger transaction, Mr. Roark entered into a one-year employment agreement with the company that provided for an annual salary of $100,000 plus incentive compensation based on Crown's earnings, with total compensation not to exceed $1 million. Mr. Roark elected not to receive incentive compensation in 2004. In 2005, Mr. Roark also received base compensation of $100,000 with the opportunity for incentive compensation based on Crown's earnings, with total compensation not to exceed $1 million. He again waived any rights to bonus compensation in 2005. During 2006, Mr. Roark will receive base compensation of $100,000. Any bonus payable will be at the discretion of the Compensation Committee after a review of the company's performance for the year and an analysis of cash availability.

Each non-management director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended except the Audit Committee, where the fee is $1,000 per meeting, plus expenses. The company makes retainer and attendance payments to directors quarterly. In 2004, compensation was paid in stock of the company. Beginning in 2005, compensation is paid half in cash and half in stock of the company, with the stock issued at the higher of book value or market price.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As noted above in Item 5, the Company, at December 31, 2003 had 12,455,778 shares of common stock outstanding. The following table sets forth security ownership information regarding the common stock as of April 10, 2006 (after giving effect to the transactions decreased in Item 5 above) by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

                                       NUMBER OF SHARES      APPROXIMATE
                NAME                    OF COMMON STOCK   PERCENT OF CLASS
                ----                   ----------------   ----------------
Stefan Lennhammer (1)                              0             n/a
Ronald E. Roark                           10,931,157            77.1%
Gordon V. Smith(2)                           430,606             3.0%
Grace Jenkins(3)                              84,000              (7)
David K. Conrad (4)                           69,700              (7)
Peter Walker (5)                             350,000             2.5%
John S. Koczela                                    0             n/a
Roy H. Owen                                        0             n/a
Clarence Dixon                                     0             n/a
Hakan Larsson                                      0             n/a
Steven Winfield (5)                                0             n/a
Julien Holmes (5)                                  0             n/a
David Scrivener (5)                                0             n/a
Rick Lewis                                    70,000              (7)
Stephen W. Brown (6)                          78,500              (7)
All directors and executive officers
   as a group (15 persons)                12,013,963            84.8%

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

(4) The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215. The shares are owned by Bricker & Eckler LLP.

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

In conjunction with the merger transaction, Crown's board of directors authorized stock split transactions. See "Item 5 - Market for Common Equity and Related Stockholder Matters" above.

In exchange for all of the issued and outstanding stock of Royal, Mr. Roark will receive 12,000,000 shares of Crown's common stock following the Stock Splits. The principle followed in determining the amount of consideration was arm's length negotiation. The approximately 1,125,803 shares of Crown common stock held by Royal became treasury stock of Crown.

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

Royal owned one "B" preference share in CFAB, entitling it to approximately 27% of the profit distribution from CPH. This preference share was another one of the assets distributed from Royal to Mr. Roark at the time of the merger. CMM had an asset management contract to manage the assets held by CFAB. See "Note 11
- Variable Interest Entities - to the Consolidated Financial Statements."

SALE OF CROWN FASTIGHETER AB

On June 30, 2005, Crown European Holding Limited ("CEH"), a subsidiary of Crown, sold all of the stock of CFAB. At the time of the sale, CFAB held a portfolio of 59 real estate assets in Sweden. Crown managed the assets in the portfolio. Pursuant to the terms of agreements governing this management relationship, Crown received incentive compensation of $3,439,389 net of payment of expenses.

While Crown nominally held the equity of CEH, financing arrangements entered into in 2003 placed 73.13% of the beneficial ownership of CEH in the hands of Kenmore Scandinavian Limited ("Kenmore") and 26.87% of the beneficial ownership with Royal LLC. Mr. Roark, Crown's vice chairman and chief executive officer, is the managing member of Royal LLC.

In conjunction with the sale of CFAB, Crown has entered into a new asset management agreement with the buyer to continue managing the acquired portfolio.

Also in conjunction with the sale of CFAB and its receipt of the incentive compensation noted above, Crown purchased from two holders promissory notes payable by Royal LLC for an aggregate purchase price of approximately $3.5 million. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The amount of the Royal distribution received in excess of the amounts needed to repay the notes in full was approximately $417,000. See "Note 11 - Variable Interest Entities - to the Consolidated Financial Statements."

The purchaser of CFAB was NIAM Retail Holding AB, an entity owned 75% by an unaffiliated investment fund in Sweden and 25% by Crown Intressenter AB ("CIAB"). CIAB, in turn, is owned 74.3% by the company and 25.7% by various Crown asset managers in Sweden, including a 10.1% interest held by REEDA Management AB, of which Mr. Lennhammer is Managing Director.

CHAIRMAN AND VICE CHAIRMAN

In conjunction with his election as Chairman of Crown's Board of Directors effective January 1, 2005, the company and Mr. Lennhammer entered into a retainer agreement pursuant to which he received compensation of 90,000 Swedish Kronor (approximately $12,800) during 2005 for his service as Chairman. The company and Mr. Lennhammer have extended this agreement through 2006. Effective September 1, 2004, the company entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director. The extended term of this agreement expires December 31, 2006. REEDA receives a quarterly fee of 50,000 Euros (approximately $65,000) under this agreement.

During 2004, Mr. Roark received $100,000 under his employment agreement while serving as the company's Chairman and Chief Executive Officer. During 2005, Mr. Roark received a salary of $100,000 for his service as Vice Chairman and Chief Executive Officer. His salary for 2006 is $100,000.

OTHER TRANSACTIONS AND RELATIONSHIPS

Crown's management asked Ms. Jenkins to perform certain tasks, including overseeing of an upgrade of the company's computer system and assisting in arbitration of a dispute involving the company's use of a loan servicing system. Crown paid Ms. Jenkins $10,000 for services rendered in 2005 and $120,000 for services in 2004.

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

ITEM 13. - EXHIBITS

The following exhibits are filed as part of this report:

Number                    Exhibit                          Method of Filing
------                    -------                          ----------------
3.3      Restated Certificate of Incorporation       Filed herewith.

3.4      Bylaws                                      Filed herewith.

14.1     Code of Ethics                              Incorporated by reference to
                                                     Crown NorthCorp, Inc.'s
                                                     Form 10-KSB filed
                                                     April 14, 2004.

21.10    Subsidiaries of Crown NorthCorp, Inc.       Filed herewith.

31.11    Certification of officers of Crown          Filed herewith.

32.10    Certification of officers of Crown          Filed herewith.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Schoonover Boyer + Associates has served as Crown's principal accountant for each of the past two fiscal years. The Audit Committee of Crown's Board of Directors approved the engagement of the firm prior to the commencement of work. Fees billed by the firm for those periods are as follows:

       AUDIT FEES   AUDIT-RELATED FEES   TAX FEES   ALL OTHER FEES
       ----------   ------------------   --------   --------------
2004     $83,251             0            $8,965           0
2005     $69,837             0            $8,147           0

Additionally, CNL engaged Deloitte & Touche LLP during each of the past two fiscal years. Fees billed by the firm to CNL for those periods are as follows:

       AUDIT FEES   AUDIT-RELATED FEES   TAX FEES   ALL OTHER FEES
       ----------   ------------------   --------   --------------
2004    $101,105             0            $42,343          0
2005    $154,688             0            $79,261          0

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006                    Crown NorthCorp, Inc.


                                        By: /s/ Ronald E. Roark
                                            ------------------------------------
                                            Ronald E. Roark, Vice Chairman
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 2006                    By: /s/ Stefan Lennhammer
                                            ------------------------------------
                                            Stefan Lennhammer, Chairman


Date: April 14, 2006                    By: /s/ Ronald E. Roark
                                            ------------------------------------
                                            Ronald E. Roark, Vice Chairman and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: April 14, 2006                    By: /s/ Rick L. Lewis
                                            ------------------------------------
                                            Rick L. Lewis, Vice President,
                                            Treasurer and Chief Financial
                                            Officer
                                            (Principal Accounting Officer)


Date: April 14, 2006                    By: /s/ Stephen W. Brown
                                            ------------------------------------
                                            Stephen W. Brown, Secretary


Date: April 14, 2006                    By: /s/ David K. Conrad
                                            ------------------------------------
                                            David K. Conrad, Director

Date: April 14, 2006                    By: /s/ Gordon V. Smith
                                            ------------------------------------
                                            Gordon V. Smith, Director


Date: April 14, 2006                    By: /s/ Grace Jenkins
                                            ------------------------------------
                                            Grace Jenkins, Director


Date: April 14, 2006                    By: /s/ John S. Koczela
                                            ------------------------------------
                                            John S. Koczela, Director


Date: April 14, 2006                    By: /s/ Peter Walker
                                            ------------------------------------
                                            Peter Walker, Director


Date: April 14, 2006                    By: /s/ Roy H. Owen
                                            ------------------------------------
                                            Roy H. Owen, Director

                                INDEX TO EXHIBITS

3.3  Restated Certificate of Incorporation (1)

3.4  Bylaws (1)

14.1 Code of Ethics (2)

21.10 Subsidiaries of Crown NorthCorp, Inc. (1)

31.11 Certification of officers of Crown (1)

32.10 Certification of officers of Crown (1)

----------
(1)  Filed herewith.

(2) Incorporated by reference to Crown NorthCorp, Inc.'s Form 10-KSB filed April 14, 2004.