Form 10QSB
period 2006-03-31
CROWN NORTHCORP INC
filed 2006-05-15
CIK 915338

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2006

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

     As of May 8, 2006, the issuer had 13,319,528 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
Yes       No   X
    -----    -----

                              CROWN NORTHCORP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
          PART I

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2006          1
          and December 31, 2005

          Condensed Consolidated Statements of Operations for the first       2
          quarter ended March 31 2006 and 2005

          Condensed Consolidated Statements of Cash Flows for the three       3
          months ended March 31, 2006 and 2005

          Notes to Condensed Consolidated Financial Statements - March        4
          31, 2006 and 2005

Item 2.   Management's Discussion and Analysis                                9

Item 3.   Controls and Procedures                                            13

          PART II

Item 1.   Legal Proceedings                                                  14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  14

Item 6.   Exhibits                                                           14

          Signatures                                                         15

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

                                                      UNAUDITED
                                                        2006           2005
                                                    ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $  1,695,792   $ 2,474,005
   Accounts receivable                                 3,075,481     3,110,438
   Prepaid expenses and other assets                     159,572       187,966
                                                    ------------   -----------
         Total current assets                          4,930,845     5,772,409
PROPERTY AND EQUIPMENT - Net                             436,640       455,769
RESTRICTED CASH                                          320,681       368,477
OTHER ASSETS
   Investment in partnerships and joint ventures         787,814       545,282
   Other investments
      Mortgage loans, net of reserves                    625,221       647,607
   Loan servicing rights- net                          4,624,507     4,830,765
   Capitalized software cost - net                       365,847       416,975
   Deposits                                               38,877        38,895
                                                    ------------   -----------
         Total other assets                            6,442,266     6,479,524
                                                    ------------   -----------
TOTAL                                               $ 12,130,432   $13,076,179
                                                    ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      769,110       682,882
   Accrued expenses:
      Other                                            1,149,886     1,121,260
                                                    ------------   -----------
         Total current liabilities                     1,918,996     1,804,142
LONG-TERM OBLIGATIONS:
   Notes and bonds payable - less current portion             --            --
   Allowance for loan losses & other                     243,076       243,076
                                                    ------------   -----------
         Total long-term obligations                     243,076       243,076
SHAREHOLDERS' EQUITY:
   Common stock                                          133,195       133,195
   Convertible preferred stock                                --            --
   Additional paid-in capital                         20,178,477    20,178,477
   Accumulated comprehensive income                      (26,244)       56,815
   Accumulated deficit                               (10,140,010)   (9,162,468)
   Treasury stock, at cost                              (177,058)     (177,058)
                                                    ------------   -----------
         Total shareholders' equity                    9,968,360    11,028,961
                                                    ------------   -----------
TOTAL                                               $ 12,130,432   $13,076,179
                                                    ============   ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                     2006          2005
                                                 -----------   -----------
REVENUES:
   Management fees                               $ 1,028,254   $   260,349
   Servicing fees, net                             1,117,430     1,044,852
   Interest income                                    10,509        20,685
   Income from partnerships and joint ventures            --       188,875
   Other                                                 113       170,839
                                                 -----------   -----------
      Total revenues                               2,156,306     1,685,600
                                                 -----------   -----------
EXPENSES:
   Personnel                                       1,677,287     1,253,320
   Occupancy, insurance and other                  1,071,177       655,517
   Interest                                            4,542            --
   Write off mortgage servicing rights               165,110     1,069,182
   Depreciation and amortization                     215,733       171,703
                                                 -----------   -----------
      Total expenses                               3,133,849     3,149,722
                                                 -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (977,543)   (1,464,122)
INCOME TAX (BENEFIT)                                      --            --
                                                 -----------   -----------
NET INCOME (LOSS)                                   (977,543)   (1,464,122)
OTHER COMPREHENSIVE INCOME
   Unrealized Gain                                        --            --
   Foreign currency translation adjustment           (83,059)      (55,297)
                                                 -----------   -----------
COMPREHENSIVE NET INCOME (LOSS)                  $(1,060,602)  $(1,519,419)
                                                 ===========   ===========
LOSS PER SHARE - BASIC AND DILUTED               $     (0.08)  $     (0.12)
                                                 ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING               13,319,528    13,190,049
                                                 ===========   ===========

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                               2006          2005
                                                                            ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $ (977,543)  $(1,464,122)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                            216,944       175,728
      Provision for impairment to mortgage servicing rights                    165,110     1,069,182
      Equity in income from investment in partnerships and joint ventures       12,581      (223,043)
      Change in operating assets and liabilities:
         Accounts receivable                                                   548,298      (209,818)
         Prepaid expenses and other assets                                    (642,502)     (537,666)
         Accounts payable and accrued expenses                                 380,856       178,871
                                                                            ----------   -----------
            Net cash provided (used) in operating activities                  (296,256)   (1,010,868)
                                                                            ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (106,047)     (248,045)
   Decrease (increase) in warehoused loans                                      22,008       (35,101)
   Decrease (increase) in restricted cash                                       47,737         5,484
   Other investments                                                          (338,405)      (20,575)
   Deposits                                                                         --           (46)
                                                                            ----------   -----------
            Net cash provided (used) in investing activities                  (374,707)     (298,283)
                                                                            ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                      --            --
   Principal payments on notes payable                                              --            --
                                                                            ----------   -----------
            Net cash provided (used) by financing activities                        --            --
                                                                            ----------   -----------
NET INCREASE (DECREASE) IN CASH DURING THE QUARTER                            (670,963)   (1,309,151)
Effect of exchange rate on cash                                               (107,250)     (118,529)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                            2,474,005     3,287,104
                                                                            ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                 $1,695,792   $ 1,859,424
                                                                            ==========   ===========

See notes to condensed consolidated financial statements.

                     CROWN NORTHCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

1.   General and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 2005. Investments in majority owned affiliates where the company does not have a majority voting interest and non-majority-owned affiliates are accounted for on the equity method. All significant inter-company balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

     Investments in Partnerships and Joint Ventures

     Certain of Crown's general partner and joint venture investments (ranging from 20% to 50%) are carried at cost, adjusted for the company's proportionate share of undistributed earnings and losses because the company exercises significant influence over their operating and financial activities.

3.   Loss Per Common Share

     The losses per share for the three months ended March 31, 2006 and 2005 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.

4.   Property and Equipment and Capitalized Software Costs

     Property and equipment consists of the following at March 31, 2006 and December 31, 2005:

                                    2006          2005
                                -----------   -----------
Property and equipment          $ 1,626,162   $ 1,593,166
Less accumulated depreciation    (1,189,522)   (1,137,397)
                                -----------   -----------
Property and equipment - net    $   436,640   $   455,769
                                ===========   ===========

     Capitalized software consists of the following at March 31, 2006 and December 31, 2005:

                                    2006          2005
                                -----------   -----------
Capitalized software            $ 1,609,562   $ 1,538,011
Less accumulated depreciation    (1,243,715)   (1,121,036)
                                -----------   -----------
Capitalized Software - net      $   365,847   $   416,975
                                ===========   ===========

5.   Preferred Stock

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

7.   Statements of Recently Adopted Financial Accounting Standards

     SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No 123R), was issued December 2004. SFAS No 123R amends SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 23, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That costs is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this statement did not have a material effect on Crown's financial position or results of operations.

     SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29" SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. Crown does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

     SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" was issued by the Financial Accounting Standards Board in May 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the company's financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

Item 2. - Management's Discussion and Analysis

THE COMPANY'S BUSINESSES

Crown provides comprehensive financial services to the holders of real estate interests in Europe and the United States. Over the past two years, the company has significantly expanded its business through the acquisition and further development of well-established operations in Europe. Principal business activities in Europe include third-party asset management, loan servicing and an interest in a company that originates sub-prime residential real estate loans. The company's U.S. operations service commercial loans and engage in third-party asset management. Crown generates revenues through agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; income associated with loan origination and the securitization of those loans; asset evaluations; transaction support; risk management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.

Revenues for the first quarter of 2006 increased over the comparable period in 2005 primarily as a result of new business in Europe. Many components of operating expenses have increased as well as the company has incurred start-up expenses in new locations to support this new business. Consequently, the company presently continues to sustain substantial operating losses. The company continues to receive new servicing and asset management business in Europe that should further increase revenues. In addition, Crown is making intensive efforts to capitalize on opportunities in the banking sector in Europe. Management believes these opportunities can significantly enhance all of the company's business lines and its overall operating performance. In conjunction with efforts to expand business, management continues to address presently unprofitable business lines as part of a comprehensive effort to improve operating performance. In pursuing these initiatives, Crown has and continues to develop partnerships, business combinations and other transactions or arrangements to leverage the company's limited liquidity and capital resources and maximize the value of its core businesses.

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

- Crown's liquidity and capital resources remain limited when compared to virtually all of its competitors. To compete for and realize upon many business opportunities, the company has a continuing need to form partnerships, joint ventures or other alliances. While the company has on several occasions successfully used such arrangements, there is no assurance that Crown will be able to timely enter appropriate arrangements in the future.

- Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company's operations. Crown's business volumes and financial condition may affect its servicer ratings.

OUTLOOK

Crown's asset management and servicing businesses in Europe continue to develop and expand. A transaction in 2005 generated not only substantial performance fees for the company but also additional asset management business in Sweden. The asset ownership and management relationships put in place through that transaction have now been awarded a asset portfolio in Finland and are actively pursuing additional portfolios in Sweden.

In Germany, an investment bank has retained a joint venture in which Crown has a 50% interest to service and manage a substantial portfolio of non-performing loans. The company has spent considerable time over an extended period developing opportunities in the banking sector and now anticipates that it will enter into a banking-sector transaction in

2006. Management believes that capitalizing on such an opportunity could lead to further expansion of the company's core businesses and enhanced operating performance.

Although the company had contract termination and faster-than-expected loan payoffs reduced servicing volumes in the United Kingdom last year, it continues to experience growth in the servicing portfolio arising from Crown's minority interest in an entity that originates sub-prime residential loans. The company is seeking ways to continue this growth and to develop similar business lines elsewhere in Europe. The company also plans to originate commercial mortgage loans in the U.K and continues to develop plans to do so. Increased loan origination activity should increase the company's loan servicing and mortgage management businesses.

The company and a bank, operating through a joint venture based in Belgium, offer master servicing and reporting services for securitized portfolios throughout Europe. The joint venture parties have recently reaffirmed their relationship and Crown anticipates growth in this business.

Crown continues to believe it is well positioned to further expand its businesses in Europe. In this effort, the company can draw upon the market knowledge its has obtained from operating in several countries, the success it has had in completing complex transactions and the multiple servicer ratings the company holds, which are necessary for participation in many transactions.

In the United States, the company has been devoting additional resources to attempt to increase servicing volumes. In the first quarter of 2006, the company became the special servicer for a securitization of commercial real estate loans. Management anticipates receiving additional, similar assignments. Crown is also actively exploring means of expanding its servicing portfolio of smaller-balance commercial mortgage loans and of developing other specialized servicing opportunities. Asset management activities in the U.S. continue at presently modest levels following the disposition in 2004 of a substantial portion of assets under management.

Crown continues to commit funds derived from its core businesses to expand those businesses in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. The company is targeting opportunities, including but not limited to a banking-sector transaction, that maximize the value of Crown's comprehensive financial services and that offer the prospect of recurring revenue. To facilitate this business development, Crown in certain cases is actively pursuing investment partners and other business structures that will allow the company to make most effective use of its relatively limited liquidity and capital resources. The company believes this process is the most appropriate course of action to further expand Crown's revenue base and attain operating profitability.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2006 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2005

Total revenues increased $470,706 to $2,156,306 for the first quarter of 2006 from $1,685,600 during the same period in 2005. The majority of the increase is attributable to increased management fees from the European operations.

Management fees increased $767,905 to $1,028,254 for the quarter ended March 31, 2006 from $260,349 for the corresponding period in 2005. Approximately $453,000 of this increase is due to the accrual of special servicing fees relating to the management of sub-performing loans in the United Kingdom. In addition, approximately $316,000 of the increase is related to new asset management contracts in Scandinavia.

Servicing fees increased to $1,117,430 for the quarter ending March 31, 2006 from $1,044,852 for the quarter ended March 31, 2005. This $72,578 increase is the net result of service fees earned from European operations increasing some $113,000 as the result of new contracts and increased volumes in existing contracts and servicing fees in the United States declining some $42,000 due to reductions in the servicing portfolio.

Interest income decreased to $10,509 for the quarter ended March 31, 2006 from $20,685 for the corresponding period in 2005. This decrease is due almost entirely to reduced cash balances upon which interest is earned.

There were $0 in income from partnerships and joint ventures for the quarter ended March 31, 2006 as compared to $188,875 in such income for the comparable period in 2005. This decline was due entirely to a reduced profits from a partnership in the United Kingdom.

Other income decreased from to $113 for the quarter ended March 31, 2006 from $170,839 for the same period in 2005. This decrease of some $170,000 was attributable almost entirely to a decrease in expected tax refunds in Europe.

Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $423,967 to $1,677,287 for the first quarter of 2006 from $1,253,320 for the first quarter of 2005. Approximately $227,000 of the increase was due to increases in payroll costs in the United Kingdom as well as personnel costs incurred in new offices in Germany and Sweden. Payroll and travel costs in the U.S. also increased some $194,000, the majority of which was attributable to the increased use of contract personnel for projects in the U.S. and the U.K.

Occupancy, insurance and other operating expenses increased to $1,071,177 for the first quarter of 2006 from $655,517 for the comparable period in 2005. This $415,660 increase of was attributable in part to increases in office overheads from the new Scandinavian offices of some $281,000. Also contributing to the increase was an increase in professional services to U.K. and German operations of some $31,000 and $88,000 respectively. The increase in professional services in the U.K was related to work on existing portfolios while the increase from the Germany office included evaluations and due diligence reviews of both existing portfolios and new business opportunities.

The write-down of capitalized mortgage servicing rights decreased by approximately $904,000 for the quarter ending March 31, 2006 from the corresponding period in 2005. A write-down of approximately $1,069,000 in the first quarter of 2005 was necessitated primarily by the termination of a servicing contract in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Cash and cash equivalents decreased by $670,963 to $1,695,792 at March 31, 2006 from $2,474,005 at December 31, 2005. The decrease was due primarily to the need to fund ongoing operations and increased investments. The company's domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations.

Faced with a declining cash position, the company is continuing its efforts to realize and expand revenues from its existing business relationships. Recently obtained new business as well as other opportunities the company is pursuing should also serve to increase liquidity. In addition to these efforts to increase revenues, the company may seek to obtain additional capital to improve liquidity.

HISTORICAL CASH FLOWS

Cash flows from operating activities used $296,256 during the first quarter of 2006 and $1,010,868 for the corresponding period in 2005.

Investing activities used $374,707 during the first three months of 2006. For the comparable period in 2005, $298,283 was used for investing activities. As noted above, the company is currently funding increased investment activity.

Item 3. - Controls and Procedures

Crown's principal executive and financial officers have evaluated the company's disclosure controls and procedures in place on March 31, 2006 and have concluded that they are effective. There have been no significant changes in Crown's internal controls or in other factors since that date that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits

31.12   Certification of officers of Crown   Filed herewith.
32.11   Certification of officers of Crown   Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN NORTHCORP, INC.


Dated: May 12, 2006                     By: /s/ Rick Lewis
                                            ------------------------------------
                                            Rick Lewis, Vice President,
                                            Treasurer and Chief Financial
                                            Officer


                                        By: /s/ Stephen W. Brown
                                            ------------------------------------
                                            Stephen W. Brown, Secretary

                                INDEX TO EXHIBITS

31.12 Certification of officers of Crown (1)

32.11 Certification of officers of Crown (1)

----------
(1)  Filed herewith.