Form 10QSB
period 2006-06-30
CROWN NORTHCORP INC
filed 2006-08-14
CIK 915338

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to
Commission File No.: 0-22936
Crown NorthCorp, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3172740

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 613, Cheyenne, Wyoming 82001

(Address of principal executive offices)
(614) 488-1169

(Issuer’s telephone number)
N/A

(Former name, former address and former fiscal year,
if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
     As of August 10, 2006, the issuer had 13,319,528 shares of its common stock, par value $.01 per share, outstanding.
     Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

CROWN NORTHCORP, INC.
Form 10-QSB
Quarterly Period Ended June 30, 2006

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	Unaudited
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,906,004	$2,474,005
Accounts receivable	3,857,187	3,110,438
Prepaid expenses and other assets	406,028	187,966

Total current assets	8,169,219	5,772,409

PROPERTY AND EQUIPMENT — Net	469,324	455,769

RESTRICTED CASH	312,020	368,477

OTHER ASSETS
Investment in partnerships and joint ventures	1,106,433	545,282
Other investments
Mortgage loans, net of reserves	636,635	647,607
Loan servicing rights— net	4,595,460	4,830,765
Capitalized software cost — net	383,329	416,975
Deposits	40,616	38,895

Total other assets	6,762,473	6,479,524

TOTAL	$15,713,036	$13,076,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	902,262	682,882
Accrued expenses:
Other	2,144,804	1,121,260

Total current liabilities	3,047,066	1,804,142

LONG-TERM OBLIGATIONS:
Allowance for loan losses & other	243,076	243,076

Total long-term obligations	243,076	243,076

SHAREHOLDERS’ EQUITY:
Common stock	133,670	133,195
Convertible preferred stock	—	—
Additional paid-in capital	20,187,503	20,178,477
Accumulated comprehensive income	265,163	56,815
Accumulated deficit	(7,986,384)	(9,162,468)
Treasury stock, at cost	(177,058)	(177,058)

Total shareholders’ equity	12,422,894	11,028,961

TOTAL	$15,713,036	$13,076,179

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Second Quarter		Year to Date
	2006	2005	2006	2005
REVENUES:
Management fees	$1,548,700	$198,723	$2,576,954	$459,072
Disposition fees	3,565,804	3,439,389	3,565,804	3,439,389
Servicing fees	1,302,084	1,313,657	2,419,515	2,358,508
Interest income	10,282	83,010	20,791	103,695
Gain on short term note disposition	—	417,276	—	417,276
Other	—	161,190	113	520,904

Total revenues	6,426,870	5,613,245	8,583,177	7,298,844

EXPENSES:
Personnel	1,896,421	1,577,101	3,573,709	2,830,422
Occupancy, insurance and other	2,146,828	622,452	3,218,004	1,277,968
Interest	1,574	—	6,116	—
Write-off mortgage servicing rights	—	122,617	165,110	1,191,799
Depreciation and amortization	228,419	175,249	444,153	346,951

Total expenses	4,273,242	2,497,419	7,407,092	5,647,140

INCOME (LOSS) BEFORE INCOME TAXES	2,153,628	3,115,826	1,176,085	1,651,704

INCOME TAX (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$2,153,628	$3,115,826	$1,176,085	$1,651,704

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss)
Foreign currency translation adjustment	291,406	(224,498)	208,347	(279,795)

COMPREHENSIVE INCOME (LOSS)	$2,445,034	$2,891,328	$1,384,432	$1,371,909

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.16	$0.24	$0.09	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING	13,360,242	13,145,778	13,339,998	13,145,778

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,176,085	$1,651,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	455,411	352,112
Equity in income from investment in partnerships and joint ventures	17,276	(245,704)
Payment of Board of Directors fees by issuance of common stock	9,500	—
Provision for impairment to mortgage servicing rights	165,110	1,191,799
Change in operating assets and liabilities:
Accounts receivable	(577,231)	(7,650,180)
Prepaid expenses and other assets	(1,019,268)	67,404
Accounts payable and accrued expenses	2,078,771	3,033,753

Net cash provided (used) in operating activities	2,305,654	(1,599,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(315,645)	(425,001)
Decrease (increase) in restricted cash	62,312	3,752
Increase (decrease) in warehouse loans	47,466	(79,290)
Deposits	—	(46)
Decrease (increase) in other investments	(556,945)	(179,963)

Net cash provided (used) in investing activities	(762,812)	(680,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—
Principal payments on notes payable	—	—
	—	—

Net cash provided (used) by financing activities	—	—

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	1,542,842	(2,279,660)
Effect of exchange rate on cash	(110,843)	(146,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,474,005	3,287,104

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,906,004	$861,148

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(UNAUDITED)
1.	General and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the company’s Form 10-KSB for the year ended December 31, 2005. Investments in majority-owned affiliates where the company does not have a majority voting interest and non-majority-owned affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.	Significant Accounting Policies

Foreign Currency Translation

Results of operations for the company’s non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the average monthly exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss). The effect of changes in exchanges rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses).

Capitalized Software Costs

The company follows the accounting guidance as specified in Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The company capitalizes significant costs in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense.

Investments in Partnerships and Joint Ventures

Certain of Crown’s general partner and joint venture investments (ranging from 20% to 50%) are carried at cost, adjusted for the company’s proportionate share of undistributed earnings and losses because the company exercises significant influence over their operating and financial activities.

3.	Property and Equipment

Property and equipment consists of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Property and equipment	$1,783,718	$1,593,166
Less accumulated depreciation	(1,314,394)	(1,137,397)

Property and equipment — net	$469,324	$455,769

Capitalized software consists of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Capitalized software	$1,813,413	$1,538,011
Less accumulated amortization	(1,430,084)	(1,121,036)

Capitalized software — net	$383,329	$416,975

4.	Preferred Stock

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

5.	Contingencies

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

6.	Statements of Financial Accounting Standards

SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS No 123R), was issued December 2004. SFAS No 123R amends SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That costs is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal period beginning after June 15, 2005. Crown does not anticipate that the adoption of this statement will have a material effect on the financial position or results of operations.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” was issued by the Financial Accounting Standards Board in May 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140” was issued by the Financial Accounting Standards Board in March 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service financial assets by entering into a servicing contract in any of the following situations: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Lastly, SFAS No. 156 permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective no later than the beginning of the first fiscal year commencing after September 15, 2006. The company has not yet assessed the effect of this accounting standard on its financial position or results of operations.

Item 2. — Management’s Discussion and Analysis
The Company’s Businesses
Crown NorthCorp offers comprehensive financial services to the holders of real estate interests in Europe and the United States. The company in recent years has significantly expanded its business through the acquisition and further development of well-established operations in Europe. In Europe, principal business activities presently encompass third-party asset management, loan servicing and an interest in a company that originates sub-prime residential real estate loans. In the U.S., Crown services commercial loans and provides third-party asset management. The company’s principal revenues derive from agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; income associated with loan origination and the securitization of those loans; asset evaluations; transaction support; risk management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.
The company generated net income during the second quarter of 2006 primarily from substantial management, disposition and incentive fees arising from the disposition of a portfolio of assets in Sweden managed under contract. Crown has continued to obtain new asset management and servicing business, primarily in Europe, that should further increase revenues. Many components of operating expenses have increased as well as the company has incurred start-up expenses in new locations to support this new business. Consequently, the company continues to attempt to sustain operating profitability separate and apart from one-time occurrences. The company has entered into a series of agreements to acquire a banking operation in Germany. The agreements are subject to various conditions subsequent, including financial reviews and regulatory approval. Management believes that the finalization of this acquisition will provide a platform to support and expand all of the company’s management and servicing business and improve operating performance. The company is also seeking to improve operating performance by addressing presently unprofitable business lines. As an integral part of its business initiatives, Crown has and continues to develop partnerships, business combinations and other transactions or arrangements to leverage the company’s limited liquidity and capital resources and enhance its core asset management and servicing businesses.
Forward Looking Statements
The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as “anticipate,” “believe,” “has the opportunity,” “seeking to,” “attempting,” “appear,” “would,” “contemplated,” “believes,”

“in the future” or comparable language. All forward-looking statements included in this document are based on information available to the company on the date hereof, and the company assumes no obligation to update any such forward-looking statements. It is important to note that the company’s actual results could differ materially from those in such forward-looking statements. The factors listed below are among those that could cause actual result to differ materially from those in forward-looking statements. Additional risk factors are listed from time to time in the company’s reports on Forms 10-QSB, 8-K and 10-KSB.
Among the risk factors that could materially and adversely affect the future operating results of the company are:
•	The company will continue to attempt to utilize proceeds from the resolution of assets under management to maintain and expand business volumes in both Europe and the United States. There can be no assurances that substantial resolutions will occur or that the company will successfully redeploy any proceeds to generate profitable new business.

•	Management believes that growth that is under way in the company’s core asset management and servicing businesses, primarily in Europe, will continue and that resultant increases in recurring revenue will help the company achieve operating profitability. There can be no assurance of these results, however.

•	Crown’s liquidity and capital resources remain very limited when compared to virtually all of its competitors. To compete for and realize upon many business opportunities, the company has a continuing need to form partnerships or other alliances. While the company has on several occasions successfully used such arrangements to finance and develop businesses, there is no assurance that Crown will be able to timely enter appropriate arrangements in the future.

•	Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company’s operations. Crown’s business volumes and financial condition may affect its servicer ratings.
Outlook
The company is realizing substantial revenues as it continues to expand its asset management and servicing business in Europe. In a transaction that closed June 30, 2006, Crown realized disposition and incentive fees totaling $3,565,804 from the sale of a portfolio of assets under management in Sweden (the “Axfood Disposition”). Asset ownership and management relationships developed during the course of the Axfood engagement continue to generate additional asset management business in Scandinavia.

In Germany, the company has entered into a series of agreements to acquire a banking operation in Germany. Management believes the acquisition will be finalized this year following the satisfaction of various conditions subsequent, including financial reviews and regulatory approval. The bank could provide a platform to expand and develop all of the company’s management and servicing businesses. Also in Germany, an investment bank has retained a joint venture in which Crown has a 50% interest to service and manage a substantial portfolio of non-performing loans.
While last year, servicing volumes in the United Kingdom were reduced through a contract termination and faster-than-expected loan payoffs, Crown continues to experience growth in the servicing portfolio arising from its minority interest in an entity that originates sub-prime residential loans. The company continues to seek ways to continue this growth and to develop similar business lines elsewhere in Europe. The company also continues to develop plans to originate commercial mortgage loans in the United Kingdom. Management believes increased loan origination activity should increase the company’s loan servicing and mortgage management businesses.
The company and a bank, operating through a joint venture based in Belgium, are marketing master servicing and reporting services for securitized portfolios throughout Europe. Growth in this business line is anticipated.
Crown has expanded business in Europe and believes that pending initiatives, including but not limited to the pending bank acquisition, position the company well to further expand businesses in Europe. In these business development efforts, the company draws upon the market knowledge its has obtained from operating in several countries, the success it has had in completing complex transactions and the multiple servicer ratings the company holds, which are necessary for participation in many transactions.
In the United States, the company continues to devote additional resources to attempt to increase servicing volumes. In 2006, the company has become the special servicer for two securitizations of commercial real estate loans. Management anticipates receiving additional, similar assignments. Crown continues to examine means of expanding its servicing portfolio of smaller-balance commercial mortgage loans and of developing other specialized servicing opportunities. Asset management activities in the U.S. continue at presently modest levels during an ongoing process of resolving assets under management.
Crown continues to commit substantial funds derived from its core businesses as well as other resources to expand those businesses in Germany, Scandinavia, the United Kingdom and other European markets as well as the United States. The company targets opportunities such as the pending bank acquisition in Germany that maximize the value of Crown’s comprehensive financial services and offer the prospect of recurring revenue. In its business development efforts, Crown actively pursues investment partners and other business structures in certain cases that allow the company to make most effective use of its relatively limited liquidity and capital resources. The company believes this process is the most appropriate course of action to further expand Crown’s revenue base and sustain operating profitability.
Results of Operations for the Second Quarter Ended June 30, 2006 Compared to the Second Quarter Ended June 30, 2005
Total revenues increased $813,625 to $6,426,870 for the second quarter of 2006 from $5,613,245 during the same period in 2005. The majority of the increase is attributable to management, disposition and servicing fees generated from European operations.
Management fees increased $1,349,977 to $1,548,700 for the second quarter ended June 30, 2006 from $198,723 for the corresponding period in 2005. Approximately $560,000 of the increase is attributable to new management contracts in Scandinavia with the remainder of the increase relating to the accrual of special servicing fees for the management of sub-performing loans in the United Kingdom.
Disposition fees increased $126,415 to $3,565,804 for the three months ended June 30, 2006 compared to $3,439,389 for the comparable period in 2005. Crown’s receipts in the Axfood Disposition amounted to $3,565,804 for the quarter ending June 30, 2006. A similar transaction netted the company$ 3,439,389 in the second quarter ending June 30, 2005.
Interest income decreased to $10,282 for the quarter ended June 30, 2006 from $83,010 for the corresponding period in 2005. The majority of the decrease is attributable to a significant decline in a portfolio of interest-bearing notes owned by one of the company’s European subsidiaries.
Other income decreased approximately $161,000 to $0 for the quarter ended June 30, 2006 from $161,190 for the quarter ended June 30, 2005. In the quarter ending June 30, 2005 Crown received a guaranty fee of approximately $100,000 in connection with transactions related to the Axfood portfolio noted above. Also in 2005, other income included a loss from joint ventures of $47,000 and income of some $109,000 representing expected tax refunds in Europe.
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $319,320 to $1,896,421 for the second quarter of 2006 from $1,577,101 for the same period in 2005. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $483,000 arising from addition personnel required as the result of an increase in loan portfolios under management. In the U.S. contract payroll and travel expenses declined approximately $163,000.
Occupancy, insurance and other operating expenses increased to $2,146,828 for the second quarter of 2006 from $622,452 for the comparable period in 2005. The

$1,524,376 increase in these expenses was largely attributable to costs incurred by the company’s Scandinavian office in relation to the generation of the disposition fees mentioned above. These costs amounted to approximately $870,000. This office also experienced an increase in administrative and professional costs of approximately $430,000 due to increases in assets under management. The remainder of the increase in this category was predominately from the company’s offices in the United Kingdom where office rent, bad debt expense and other office overheads collectively increased some $191,000 as the result of increased portfolios under management.
The write-down of capitalized mortgage servicing rights decreased during the second quarter of 2006 by approximately $123,000 from the corresponding period in 2005. The 2005 write-down resulted from the early payoff of a large loan in the company’s U.S. servicing portfolio.
Depreciation and amortization increased to $228,419 for the second quarter of 2006 from $175,249 for the corresponding period in 2005. The majority of the $53,170 increase is the result of increased furniture and equipment.
Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Total revenues increased $1,284,333 to $8,583,177 in the first six months of 2006 from $7,298,844 during the same period in 2005. The majority of the increase is attributable to management, disposition and servicing fees generated from European operations.
Management fees increased $2,117,882 to $2,576,954 for the six months ended June 30, 2006 from $459,072 for the corresponding period in 2005. Approximately $870,000 of this increase is attributable to new management contracts in Scandinavia with the remainder of the increase relating to the accrual of special servicing fees for the management of sub-performing loans in the United Kingdom.
Disposition fees increased $126,415 to $3,565,804 for the six months ended June 30, 2006 compared to $3,439,389 for the comparable period in 2005. Crown’s receipts in the Axfood Disposition amounted to $3,565,804 for the six months ending June 30, 2006. A similar transaction netted the company $3,439,389 for the six months ending June 30, 2005.
Servicing fees increased $61,007 to $2,419,515 for the six months ending June 30, 2006 from $2,358,508 for the comparable period in 2005. Service fees earned from European operations increasing approximately $101,000 as the result of new contracts and increased volumes in existing contracts. This increase was offset somewhat by a decline in service fees earned in the U.S. of some $39,000 attributable largely to receipt of a one-time prepayment fee in 2005.

Interest income decreased $82,904 to $20,791 for the six months ended June 30, 2006 from $103,695 for the comparable period in 2005. The majority of the decrease is attributable to a significant decline in a portfolio of interest-bearing notes owned by one of the company’s European subsidiaries.
Other income decreased to $113 for the six months ended June 30, 2006 from $520,904 for the six months ended June 30, 2005, a decline of approximately $521,000. For the six month period ending June 30, 2005, Crown received a guaranty fee of approximately $100,000 in connection with transactions related to the Axfood portfolio noted above. Also in 2005, other income included income from joint ventures of $132,000 and income of some $278,000 representing expected tax refunds in Europe.
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $743,287 to $3,573,709 for the first six months of 2006 from $2,830,422 for the same period in 2005. The majority of the increase from higher payroll and contract labor costs in Europe of approximately $655,000 arising from additional personnel required in various operational areas to handle increases in loan portfolios under management. Also contributing to the increase was cost incurred for the German office due to business expansion in that office. This cost increase amounted to approximately $49,000. The U.S. also experience an approximately $42,000 increase in travel and contract payroll.
Occupancy, insurance and other operating expenses increased to $3,218,004 for the six months ended June 30, 2006 from $1,277,968 for the comparable period in 2005. The $1,940,036 increase in these expenses was largely attributable to approximately $870,000 in costs incurred by the company’s Scandinavian office in generating the disposition fees mentioned above. That office also experienced an increase in administrative and professional costs of approximately $730,000 due to increases in assets under management. The remainder of the increase in this category was predominately from the company’s offices in the United Kingdom where office rent, bad debt expense, computer expense and other office overheads collectively increased some $275,000 as the result of increased portfolios under management with an attendant increase in personnel and equipment.
The write-down of capitalized mortgage servicing rights decreased by approximately $1,027,000 from the corresponding period in 2005. The majority of the 2005 write-down was necessitated by the termination of a sub-servicing agreement held by one of the company’s European subsidiaries, which termination was not for cause but rather the result of a business decision by the company’s client to perform the servicing itself. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 “Accounting for Contingencies,” the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at that date.

Depreciation and amortization increased to $444,153 for the six months ending June 30, 2006 from $346,951 for the corresponding period in 2005. The majority of the $97,202 increase is the result of increased furniture and equipment.
Off-Balance Sheet Arrangement
Pursuant to the terms of a 2005 share transfer agreement governing a prior sale of the Axfood portfolio, the buyer, until June 30, 2006, could make claims against the seller for breaches of the representations and warranties the seller made in the agreement. The seller’s aggregate liability for claims could not exceed 72,500,000 Swedish Krona, or approximately $10 million. Crown guaranteed the seller’s liability to pay claims. In conjunction with the Axfood Disposition on June 30, 2006, Crown agreed to extend this guarantee until August 31, 2007.
The representations and warranties the seller made in the 2005 agreement with respect to the Axfood portfolio were usual and customary for a stock sale transaction and encompassed matters relating to: corporate existence, power, authority, capitalization and title; the preparation of financial statements in accordance with governing standards; the accuracy and completeness of corporate records; and the operation of properties in the real estate portfolio. Crown was involved in the governance and administration of the entities that owned the Axfood portfolio as well in the management of its real estate assets. As a result of these relationships, the company has been and remains of the opinion that there is minimal likelihood of successful claims for breaches of representations and warranties. No claims have been made since the inception of the company’s guarantee on June 30, 2005.
In conjunction with extension of the guarantee noted above, Crown obtained indemnity agreements from parties that had invested in the Axfood portfolio, including certain members of the company’s management, to timely fund any liability Crown may have under its extended guarantee against breaches of representations or warranties.
Liquidity and Capital Resources
General
Cash and cash equivalents increased by $1,431,999 to $3,906,004 at June 30, 2006 from $2,474,005 at December 31, 2005. The increase was due primarily to receipt of disposition fees. The company’s domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through the disposition of assets under management and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management continues to believe that the results of operations for the coming year will be sufficient to fund its cash operating obligations. The company continues to seek to expand revenues from its existing client base while endeavoring to develop new sources of revenue and capital.
Historical Cash Flows
Cash flows from operating activities provided $2,305,654 during the first six months of 2006. Operating activities required the use of $1,599,112 for the corresponding period of 2005.
Investing activities used $762,812 during the first six months of 2006. For the comparable period in 2005, $680,548 was used for investing activities.
Item 3. — Controls and Procedures
Crown’s principal executive and financial officers have evaluated the company’s disclosure controls and procedures in place on June 30, 2006 and have concluded that they are effective. There have been no significant changes in Crown’s internal controls or in other factors since that date that could significantly affect these controls.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
None
Item 2. — Changes in Securities
None
Item 3. — Defaults Upon Senior Securities
None
Item 4. — Submission of Matters to a Vote of Security Holders
None
Item 5. — Other Information
None

Item 6. — Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Exhibit	Method of Filing

10.98	Indemnity Agreements supporting Axfood guarantee	Filed herewith

31.13	Certification of officers of Crown	Filed herewith

32.12	Certification of officers of Crown	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN NORTHCORP, INC.
Dated: August 14, 2006	By:	/s/ Rick Lewis
Rick Lewis, Vice President,
Treasurer and Chief Financial Officer

	By:	/s/ Stephen W. Brown
Stephen W. Brown, Secretary

INDEX TO EXHIBITS

10.98	Indemnity agreements supporting Axfood guarantee (1)

31.13	Certification of officers of Crown (1)

32.12	Certification of officers of Crown (1)

(1)	Filed herewith.