Form 10QSB
period 2006-09-30
CROWN NORTHCORP INC
filed 2006-11-14
CIK 915338

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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
      As of November 13, 2006, the issuer had 13,319,528 shares of its common stock, par value $.01 per share, outstanding.
      Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

CROWN NORTHCORP, INC.
Form 10-QSB
Quarterly Period Ended September 30, 2006

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	Unaudited
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$723,088	$2,474,005
Accounts receivable	4,219,214	3,110,438
Prepaid expenses and other assets	433,034	187,966

Total current assets	5,375,336	5,772,409

PROPERTY AND EQUIPMENT — Net	494,968	455,769

RESTRICTED CASH	2,824,091	368,477

OTHER ASSETS
Investment in partnerships and joint ventures	2,168,687	545,282
Other investments
Mortgage loans, net of reserves	628,765	647,607
Loan servicing rights — net	4,558,818	4,830,765
Capitalized software cost — net	431,546	416,975
Deposits	41,339	38,895

Total other assets	7,829,155	6,479,524

TOTAL	$16,523,550	$13,076,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,224,169	682,882
Convertible notes payable	462,500
Accrued expenses:
Other	1,273,593	1,121,260

Total current liabilities	2,960,262	1,804,142

LONG-TERM OBLIGATIONS:
Allowance for loan losses & other	243,076	243,076

Total long-term obligations	243,076	243,076

SHAREHOLDERS’ EQUITY:
Common stock	134,019	133,195
Convertible preferred stock	—	—
Additional paid-in capital	20,194,153	20,178,477
Accumulated comprehensive income	389,611	56,815
Accumulated deficit	(7,220,513)	(9,162,468)
Treasury stock, at cost	(177,058)	(177,058)

Total shareholders’ equity	13,320,212	11,028,961

TOTAL	$16,523,550	$13,076,179

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Third Quarter		Year to Date
	2006	2005	2006	2005
REVENUES:
Management fees	$2,520,495	$1,064,162	$5,097,449	$1,523,233
Disposition fees	405,595	—	3,971,399	3,439,389
Servicing fees	1,443,038	1,099,099	3,862,553	3,457,607
Interest income	11,414	17,509	32,205	121,203
Gain on short term note disposition	—	—	—	417,276
Other	306,067	159,843	306,182	680,747

Total revenues	4,686,609	2,340,613	13,269,788	9,639,455

EXPENSES:
Personnel	1,958,638	1,585,791	5,532,347	4,416,213
Occupancy, insurance and other	1,822,210	1,055,194	5,040,215	2,333,161
Interest	4,258	5,753	10,375	5,753
Write-off mortgage servicing rights	—	400,734	165,110	1,592,533
Depreciation and amortization	135,632	187,149	579,784	534,100

Total expenses	3,920,738	3,234,621	11,327,831	8,881,760

INCOME (LOSS) BEFORE INCOME TAXES	765,871	(894,008)	1,941,957	757,695

INCOME TAX (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$765,871	$(894,008)	$1,941,957	$757,695

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss)
Foreign currency translation adjustment	124,449	(35,423)	332,795	(315,218)

COMPREHENSIVE INCOME (LOSS)	$890,320	$(929,431)	$2,274,752	$442,477

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED	$0.06	$(0.07)	$0.15	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING	13,402,028	13,145,778	13,360,902	13,145,778

See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,941,957	$757,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	598,948	539,958
Equity in income from investment in partnerships and joint ventures	(298,772)	(268,266)
Payment of Board of Directors fees by issuance of common stock	16,500	—
Provision for impairment to mortgage servicing rights	165,110	1,592,533
Change in operating assets and liabilities:
Accounts receivable	(3,593)	(515,139)
Prepaid expenses and other assets	(1,541,483)	(763,576)
Accounts payable and accrued expenses	1,063,307	50,979

Net cash provided (used) in operating activities	1,941,974	1,394,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(475,596)	(878,879)
Decrease (increase) in restricted cash	(2,447,298)	127,312
Increase (decrease) in warehouse loans	70,678	(24,472)
Deposits	—	(46)
Decrease (increase) in other investments	(1,298,118)	(166,925)

Net cash provided (used) in investing activities	(4,150,334)	(943,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	462,500	—
	—	—

Net cash provided (used) by financing activities	462,500	—

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	(1,745,860)	451,174
Effect of exchange rate on cash	(5,057)	(154,916)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,474,005	3,287,104

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$723,088	$3,583,362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
See notes to condensed consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
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

3.	Property and Equipment

Property and equipment consists of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Property and equipment	$1,906,398	$1,593,166
Less accumulated depreciation	(1,411,430)	(1,137,397)

Property and equipment – net	$494,968	$455,769

Capitalized software consists of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Capitalized software	$1,912,047	$1,538,011
Less accumulated amortization	(1,480,501)	(1,121,036)

Capitalized software – net	$431,546	$416,975

4.	Preferred Stock

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

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” was issued by the Financial Accounting Standards Board in May 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the company’s financial position or results of operations.

SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB No. 140” was issued by the Financial Accounting Standards Board in March 2006. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service financial assets by entering into a servicing contract in any of the following situations: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, or (iii) an acquisition or assumption of an obligation to service financial assets that does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Lastly, SFAS No. 156 permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective no later than the beginning of the first fiscal year commencing after September 15, 2006. The company has not yet assessed the effect of this accounting standard on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning July 1, 2007. The adoption of FIN 48 will not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial condition.

7.	Convertible Notes

The $462,500 in convertible notes payable are payable in common stock of Crown. The number of shares of common stock to be issued equals the unpaid balance as of the maturity dates of the notes times 80% of the net book value per share as of those maturity dates.

8.	Restricted Cash

In conjunction with the acquisition of Westfalenbank (see note 9), and as a term of the financing arrangement with Credit Suisse, Crown deposited $2.5 million into a deposit account at Barclays Bank. The purpose of the account is to pay interest on the note to Credit Suisse and to pay transaction costs associated with the acquisition.

9.	Subsequent Event — Acquisition of Westfalenbank AG

Effective October 26, 2006, Crown acquired from HypoVereinsbank (“HVB”) all of the issued and registered share capital of Westfalenbank AG, a banking and credit institution operating under the laws of Germany. The purchase price was Euro 25,179,166 (approximately $32,046,531) was derived from arm’s-length negotiations and represents the net equity of Westfalenbank AG as set forth on its June 30, 2006 financial statements, plus certain premiums and adjustments. Crown utilized a Euro 25,000,000 facilities agreement with a financial institution and cash on hand to effect the acquisition. The transaction became effective upon the approval of regulatory authorities in Germany.

Prior to its acquisition by Crown, Westfalenbank AG restructured its operations by selling its asset management private banking businesses in 2005 and consolidated corporate customer businesses into HVB. The purchase and sale agreement contains usual and customary representations, warranties and indemnities from the seller in favor of Crown with respect to these disposed operations. The restructured bank that the company has acquired includes certain loan assets that Crown has been managing under market-rate contracts.

In conjunction with the execution and delivery of the facilities agreement, Crown has granted the lender security interests in the company’s operating subsidiaries. Under thee facilities agreement, Crown must also adhere to a comprehensive set of financial covenants and operating restrictions. The lender is also being issued warrants to receive under certain terms and conditions up to 19% of the share capital of the single-purpose entity Crown utilized to acquire Westfalenbank AG at that entity's book value.

Item 2. – Management’s Discussion and Analysis
The Company’s Businesses
Crown NorthCorp offers comprehensive financial services to the holders of real estate interests in Europe and the United States. In Europe, principal business activities presently encompass third-party asset management, loan servicing and an interest in a company that originates sub-prime residential real estate loans. In the U.S., Crown services commercial and multifamily loans and provides third-party asset management. The company’s principal revenues derive from agreements to manage commercial, multifamily and residential real estate and loan assets for the account of others; loan servicing and mortgage management on an active or standby basis of individual loans, loan portfolios and assets in securitized transactions; income associated with loan origination and the securitization of those loans; asset evaluations; transaction support; risk management, financial advisory and due diligence services; and administration of the interests of various corporations, partnerships, investments consortiums and special-purpose entities.
With the acquisition effective October 26, 2006 of Westfalenbank AG, a bank chartered under the laws of Germany, the company intends to utilize the bank’s expertise and experience to capitalize on emerging opportunities in the German mortgage markets. The Westfalenbank acquisition also provides Crown a platform to support and expand all of the company’s management, servicing and loan origination businesses.
The company’s net income during 2006 has derived primarily from substantial management, disposition and incentive fees arising from the disposition of a portfolio of assets in Sweden managed under contract as well as new asset management and servicing business, primarily in Europe. Many components of operating expenses are increasing as well as the company has incurred start-up expenses in new locations to support this new business and transaction costs associated with the Westfalenbank acquisition. Crown is now working intensively to integrate the operations of Westfalenbank to maximize the value of the acquired franchise and attempt to maintain the company’s operating profitability and expand its net income.
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
•	The company intends to restructure substantially all of its operations as a result of the Westfalenbank AG acquisition. The intent of this restructuring is for Crown to operate is loan servicing, mortgage management and loan origination activities through the bank. These restructuring activities have just begun and will continue into 2007. There can be no assurances at this time as to the timing or the results of this restructuring or its affect on the operating performance of the company.

•	Management believes that the Westfalenbank AG acquisition will be a catalyst to further growth in the asset management and servicing businesses, primarily in Europe and that resultant increases in recurring revenue will help the company achieve operating profitability. There can be no assurance of these results, however.

•	Traditionally, Crown’s liquidity and capital resources remain very limited when compared to virtually all of its competitors. While the company believes that the acquisition of Westfalenbank AG will significantly improve its competitive position and expand its resources available to realize upon new business opportunities, there can be no assurance of any particular results.

•	Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company’s operations. Crown’s business volumes and financial condition may affect its servicer ratings.
Outlook
Crown has significantly expanded its business operations through the acquisition of Westfalenbank AG, a banking and credit institution chartered under the laws of Germany. The company is taking steps that will result in substantially all of the company’s asset management, loan servicing and mortgage origination businesses being operated through the bank. Management believes that the combined market knowledge and expertise of Crown and Westfalenbank will not only enhance Crown’s existing business operations but will also facilitate growth in niche mortgage and servicing businesses in Germany and other parts of Europe. An important part of business growth will continue to be the multiple servicer ratings the company holds, which are necessary for participation in many transactions.
The company continues to realize substantial revenues as it continues to expand its asset management and servicing business in Europe. From the sale of a portfolio of assets in

Sweden (the “Axfood Disposition”), Crown realized disposition and incentive fees totaling $3,565,804 at June 30, 2006 and $405,595 as September 30, 2006.
In addition to consummating the Westfalenbank AB acquisition, Crown’s operations in Germany continue to include a joint venture in which Crown has a 50% interest that services and manages a substantial portfolio of non-performing loans for an investment bank.
In the United Kingdom, Crown is realizing revenues and experiencing growth both through a new servicing contract as well as the servicing portfolio arising from its minority interest in an entity that originates sub-prime residential loans. The company continues its efforts to develop similar business lines elsewhere in Europe. The company also continues plans to originate commercial mortgage loans in the United Kingdom. Management believes increased loan origination activity should increase the company’s loan servicing and mortgage management businesses.
The company and a bank, operating through a joint venture based in Belgium, market master servicing and reporting services for securitized portfolios throughout Europe. Growth in this business line is anticipated.
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
The acquisition of Westfalenbank AG provides Crown a platform to seek to maximize the value of Crown’s comprehensive financial services, provide recurring revenue and expand the company’s core businesses in European markets as well as the United States. The company believes that the restructuring that is now under way as a result of the bank acquisition will be the most appropriate way to make effective use of the Crown’s liquidity and capital resources to further expand Crown’s revenue base and sustain operating profitability.
Results of Operations for the Third Quarter Ended September 30, 2006 Compared to the Third Quarter Ended September 30, 2005
Total revenues increased $2,345,996 to $4,686,609 for the third quarter of 2006 from $2,340,613 during the same period in 2005. The majority of the increase is attributable to management, disposition and servicing fees generated from European operations.
Management fees increased $1,456,333 to $2,520,495 for the third quarter ended September 30, 2006 from $1,064,162 for the corresponding period in 2005. Approximately $769,000 of the increase is attributable to new management contracts in Germany and Scandinavia with the remainder of the increase relating to the accrual of special servicing fees for the management of sub-performing loans in the United Kingdom.

Disposition fees increased $405,595 to $405,595 for the three months ended September 30, 2006 compared to $0 for the comparable period in 2005. The increase relates to the final settlement of fees earned by Crown from Axfood Disposition in Scandinavia.
Servicing fees increased to $1,443,038 for the quarter ending September 30, 2006 from $1,099,099 for the quarter ended September 30, 2005. This $343,939 increase is the result of new servicing contracts and increased volumes in existing contracts in the United Kingdom.
Interest income decreased to $11,414 for the quarter ended September 30, 2006 from $17,509 for the corresponding period in 2005. The majority of the decrease is attributable to declines in interest-bearing bank deposits in the United States.
Other income increased approximately $146,000 to $306,067 for the quarter ended September 30, 2006 from $159,843 for the quarter ended September 30, 2005. For 2005, other income included income from joint ventures of some $132,000 and income of some $27,800 representing expected tax refunds in Europe. Income from joint ventures in Germany produced approximately $301,000 of income for the quarter ended September 30, 2006
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $372,847 to $1,958,638 for the third quarter of 2006 from $1,585,791 for the same period in 2005. The majority of the increase was due to an increase in payroll and contract labor costs in Europe of approximately $347,000 arising from addition personnel required as the result of an increase in loan and asset portfolios under management. In the U.S. contract payroll and travel expenses increased approximately $25,000 for the quarter ended September 30, 2006 over the comparable period in 2005.
Occupancy, insurance and other operating expenses increased to $1,822,210 for the third quarter of 2006 from $1,055,194 for the comparable period in 2005. The $767,016 increase in these expenses was distributed among the company’s offices in Scandinavia, Germany and the United Kingdom. Approximately $463,000 of the increase was attributable to costs incurred by the company’s Scandinavian office in relation to the generation of disposition fees noted above. As the result of new portfolios under management in the company’s German office, professional costs increased some $100,000.The company’s offices in the United Kingdom were responsible for approximately $385,000 of the increase as a result of higher office rent, computer expense, other office overheads and taxes. In the U.S. this category of expenses declined some $178,000, with the majority being related to a reduction in legal expense.
The write-down of capitalized mortgage servicing rights decreased during the third quarter of 2006 by approximately $400,000 from the corresponding period in 2005. The 2005 write down was necessitated by the early payoff of several loans in the company’s U.S. servicing portfolio as well as reductions in the value of the European servicing portfolios due to early payoffs.
Depreciation and amortization decreased to $135,632 for the third quarter of 2006 from $187,149 for the corresponding period in 2005. The majority of the $51,517 decrease is the result of a portion of capitalized software costs becoming fully amortized in the second quarter of 2006.
Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Total revenues increased $3,630,333 to $13,269,788 in the first nine months of 2006 from $9,639,455 during the same period in 2005. The majority of the increase is attributable to management, disposition and servicing fees generated from European operations.
Management fees increased $3,574,216 to $5,097,449 for the nine months ended September 30, 2006 from $1,523,233 for the corresponding period in 2005. Approximately $1,332,000 of this increase is attributable to new management contracts in Scandinavia. In addition, the accrual of special servicing fees and borrower fees for the management of sub-performing loans as well as an increase in assets under management in the United Kingdom were responsible for $1,973,000 of the increase. Also, new portfolios under management in the company’s German office contributed some $277,000 to the increase.
Disposition fees increased $532,010 to $3,971,399 for the nine months ended September 30, 2006 versus $3,439,389 for the comparable period in 2005. Crown’s receipts in the Axfood Disposition amounted to $3,971,399 for the nine months ending September 30, 2006. A similar transaction netted the company $3,439,389 for the nine months ending September 30, 2005.
Servicing fees increased $404,946 to $3,862,553 for the nine months ending September 30, 2006 from $3,457,607 for the comparable period in 2005. Service fees earned from European operations increasing approximately $445,000 as the result of new contracts and increased volumes in existing contracts. This increase was offset somewhat by a decline in service fees earned in the U.S. of some $44,000 attributable largely to receipt of a one-time prepayment fee in 2005.
Interest income decreased $88,998 to $32,205 for the nine months ended September 30, 2006 from $121,203 for the comparable period in 2005. The majority of the decrease is attributable to a significant decline in a portfolio of interest-bearing notes owned by one of the company’s European subsidiaries as well as declines in interest-bearing deposits in the U.S.

Other income decreased to $306,182 for the nine months ended September 30, 2006 from $680,747 for the nine months ended September 30, 2005, representing a decline of approximately $375,000. For the nine-month period ending September 30, 2005, Crown received a guaranty fee of approximately $100,000 in connection with transactions related to the Axfood portfolio noted above. Also in 2005, other income included $266,000 from joint ventures of and income of some $305,000 representing expected tax refunds in Europe. For the nine months ended September 30, 2006, income from joint ventures in Germany produced approximately $301,000 of income.
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $1,116,134 to $5,532,347 for the first nine months of 2006 from $4,416,213 for the same period in 2005. The majority of the increase from higher payroll and contract labor costs in Europe of approximately $1,018,000 arising from additional personnel required in various operational areas to handle increases in loan and asset portfolios under management. Also contributing to the increase were costs incurred for the German office due to business expansion in that office. This cost increase amounted to approximately $33,000. The U.S also experienced an approximately $65,000 increase in travel and contract payroll.
Occupancy, insurance and other operating expenses increased to $5,040,215 for the nine months ended September 30, 2006 from $2,333,161 for the comparable period in 2005. The $2,707,054 increase in these expenses was largely attributable to the company’s Scandinavian office where increases of approximately $856,000 in costs were incurred in generating the disposition fees mentioned above. In addition, that office also experienced an increase in administrative and professional costs of approximately $1,217,000 due to increases in assets under management. The remainder of the increase in this category was predominately from the company’s offices in the United Kingdom where office rent, bad debt expense, computer expense, other office overheads and taxes collectively increased some $763,000 as the result of increased portfolios under management with an attendant increase in personnel and equipment. The company’s German office incurred an increase of costs of some $111,000 while the U.S. experienced a decline in the costs of approximately $217,000.
The write-down of capitalized mortgage servicing rights decreased by approximately $1,427,000 from the corresponding period in 2005. The majority of the 2005 write-down was necessitated by the termination of a sub-servicing agreement held by one of the company’s European subsidiaries, which termination was not for cause but rather the result of a business decision by the company’s client to perform the servicing itself.. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 “Accounting for Contingencies,” the company provided for the reduction in the value of its servicing portfolio by making the $1,069,000 charge to current earnings at that date.
Depreciation and amortization increased to $579,784 for the nine months ending

September 30, 2006 from $534,100 for the corresponding period in 2005. The majority of the $45,684 increase is the result of increased furniture and equipment.
Off-Balance Sheet Arrangement
Pursuant to the terms of a 2005 share transfer agreement governing a prior sale of the Axfood portfolio, the buyer, until June 30, 2006, could make may make claims against the seller for breaches of the representations and warranties the seller made in the agreement. The seller’s aggregate liability for claims could not exceed 72,500,000 Swedish Krona, or approximately $10 million. Crown guaranteed the seller’s liability to pay claims. In conjunction with the Axfood Disposition on June 30, 2006, Crown agreed to extend this guarantee until August 31, 2007.
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
Liquidity and Capital Resources
General
Cash and cash equivalents decreased by $1,750,917 to $723,088 at September 30, 2006 from $2,474,005 at December 31, 2005. The decrease was due primarily to the funding of operations in the U.S. and in Europe as well as increased investments in and related to the acquisition of Westfalenbank. The company’s domestic and European operations presently have no operating lines or similar bank credit facilities. The European operations do have a warehouse facility to fund lending operations. Crown is increasing its liquidity through the disposition of assets under management and is also seeking to further improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.

Management continues to believe that the results of operations for the coming year will be sufficient to fund its cash operating obligations. The company continues to seek to expand revenues from its existing client base while endeavoring to develop new sources of revenue and capital.
Historical Cash Flows
Cash flows from operating activities provided $1,941,974 during the first nine months of 2006. Operating activities provided $1,394,184 for the corresponding period of 2005.
Investing activities used $4,150,334 during the first six months of 2006. For the comparable period in 2005, $943,010 was used for investing activities. The large increase in investments for the nine month period in 2006 relates to the acquisition of the Westfalenbank AG.
Financing activities provided $462,500 for the nine months ended September 30, 2006. There were no financing activities for the corresponding period in 2005. The increase in borrowings represent loans from Gordon V. Smith, a director of Crown, and Ronald E. Roark, Vice Chairman and Chief Executive Officer of the company, to fund operations and investments.
Item 3. – Controls and Procedures
Crown’s principal executive and financial officers have evaluated the company’s disclosure controls and procedures in place on September 30, 2006 and have concluded that they are effective. There have been no significant changes in Crown’s internal controls or in other factors since that date that could significantly affect these controls.
Part II – OTHER INFORMATION
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

CROWN NORTHCORP, INC.
Dated: November 14, 2006	By:	/s/ Rick Lewis
Rick Lewis, Vice President,
Treasurer and Chief Financial Officer

By:	/s/ Stephen W. Brown
Stephen W. Brown, Secretary

INDEX TO EXHIBITS
31.13	Certification of officers of Crown (1)

32.12	Certification of officers of Crown (1)

(1)	Filed herewith.