Form 10KSB
period 2006-12-31
CROWN NORTHCORP INC
filed 2007-04-17
CIK 915338

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 0-22936
Crown NorthCorp, Inc.
(Name of small business issuer in its charter)

Delaware	22-3172740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 613, Cheyenne, Wyoming	82001
(Address of principal executive offices)	(Zip Code)
(614) 488-1169
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for the fiscal year ended December 31, 2006 were $24,222,991.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined at this time as the company’s common equity has not been quoted within the past sixty days on the OTC Bulletin Board pursuant to Rule 6530 of the National Association of Securities Dealers.
     As of April 16, 2007 the issuer had 29,957,348 shares of its common stock outstanding.
     Transitional Small Business Disclosure Format. Yes ☐ No ☑

Item 1. — Description of Business
Business Overview
Crown NorthCorp, Inc. (“Crown” or the “company”) provides comprehensive financial services to holders of real estate and asset backed interests in Europe and the United States. Principal business activities include third-party asset management and loan servicing. The company, formed in 1994, is a Delaware corporation presently operating through seven offices in Europe and two in the United States. As of December 31, 2006, Crown and its operating subsidiaries employed 210 people.
With the acquisition of Westfalenbank AG, effective October 26, 2006 (see Item 6 for a more complete description), a bank chartered under the laws of Germany, the company will utilize the bank’s expertise and experience to capitalize on emerging opportunities in the German and European mortgage markets. The Westfalenbank acquisition provides Crown a platform to support and expand all of the company’s management, servicing and loan origination businesses. The Westfalenbank transaction is discussed in greater detail in a certain Form 8-K filed by the company on January 12, 2007 and a Form 8-K/A filed by the company on March 16, 2007 and is hereby incorporated by reference herein.
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
Third-Party Asset Management. The company offers comprehensive management services to holders of real estate and financial assets. These services include fund or portfolio management, advice on asset acquisition or disposition, due diligence reviews and development of portfolio strategies. Clients receiving these services include partnerships, investment consortiums and funds, financial institutions and governmental entities. Management contracts are generally for indefinite terms and typically provide for recurring revenues. Additionally, Crown or one of its affiliates may have a residual equity interest in an entity formed by Crown’s client to hold the assets under management. If the managed assets are resolved within certain agreed parameters, Crown may receive returns on such equity interests. The company focuses on asset management opportunities in emerging or niche market sectors that offer opportunities for growth as well as recurring loan servicing revenues.
Crown’s management activities in Europe encompass portfolios of commercial and residential real estate assets. Assets under management are presently concentrated in Belgium, Germany, Finland and the United Kingdom.

Although asset management activities in the United States had diminished significantly in recent years as successful dispositions have occurred, the Company has recently seen an increase in clients and renewed activity in the distressed real estate sector. In 2006 the company was named as special servicer on two rated securitizations. The number of loans in both securitizations total 939 loans with a total unpaid principal balance of approximately $1.01 billion. Managed assets in the U.S. currently include multifamily and commercial projects as well as multifamily housing projects impacted by U.S. government subsidies.
Loan Servicing and Mortgage Management. Crown offers its clients comprehensive loan servicing and mortgage management. The company’s services include primary servicing of loans performing according to their contractual terms; special servicing of distressed or delinquent loans and standby servicing relationships calling for Crown to step in if a primary servicer fails. In the Benelux region of Europe, Crown jointly owns and operates, with a European bank, a Belgian company offering master servicing capability comprising transaction reporting and servicer oversight, for mainly securitized asset pools; currently with in excess of $22 billion under management.
In Europe, Crown services portfolios of residential, commercial and consumer loans. Customers include investment banks, institutional lenders, investors in securitized transactions and portfolio managers and advisors. U.S. servicing operations are concentrated on commercial loans.
Over the course of several years, Crown has developed servicing systems and procedures that are regularly reviewed by internationally recognized ratings agencies. In Europe, Crown’s UK based commercial and residential servicing operations were the first to receive ratings from multiple ratings agencies. Crown’s commercial servicing operations in the U.S. have also received ratings. Crown intends to obtain similar accreditation for its newly acquired German loan servicing operations and its jointly owned Belgium Company.
Loan Origination. Crown owns a minority interest in an entity that originates sub-prime residential loans in the United Kingdom. These loans are immediately sold into conduit or correspondent programs that accumulate loans for sale and/or securitization. Crown’s UK operating subsidiary has been contracted as servicer by the loan originator and has retained servicing for the majority of the loans after securitization. Crown intends to establish a similar platform in Germany.
Asset Management. Crown, together with investors, actively pursues the acquisition of real estate portfolios in which it acts as portfolio asset manager. The company’s most recent assignments have been in the Nordic Region of Europe.
Competitive Environment
Crown operates as an independent provider of asset management, mortgage management and mortgage banking services and has numerous competitors in each of these business lines in both Europe and the United States. The great majority of these competitors operate as significant units of companies that are much larger and better capitalized than Crown. This competitor advantage has to a significant extent been mitigated by the acquisition of Westfalenbank, which has provided Crown with more liquidity, better capitalization and a German banking license which will be used to generate new revenue lines in Germany, as well as creating the foundation for a pan-European loan servicing business, for which management believes Crown has a first mover advantage.
Management also believes that Crown’s smaller size, independent status and comprehensive servicer ratings provide certain competitive advantages when pursuing opportunities in emerging or niche markets that could benefit from highly tailored financial services.
Item 2. — Description of Property
Offices
In Europe, Crown operates through three offices in the United Kingdom (at Crown House, Crown Street, Ipswich; Woolmead House, Farnham; and Devonshire Street, London), two in Germany (at 23-25 Huestrasse, Bochum; An der Welle 4, Frankfurt), one in Sweden (Linnegatan 18, Stockholm) and one in Belgium (Montagne du Parc 3, Brussels). In the U.S., the company maintains offices in Columbus, Ohio (1251 Dublin Road) and Austin, Texas (13706 Research Blvd). See “Note 11 – Leases – to the Consolidated Financial Statements.” Management considers its leased physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties leased by the company are, in management’s opinion, adequately insured.
Investment Policies
As a part of Crown’s strategy for obtaining new recurring revenue streams in both its real estate asset management business and its loan servicing business, Crown, from time to time, takes minority investment (usually equity or subordinated debt) positions in entities engaged in real estate or loan origination activities. In doing so, Crown has been successful in securing new asset management contracts (often including incentive based fees) and loan servicing contracts, while aligning its interests with those of its investor clients and ensuring that Crown participates in the financial success of the investing entity via, either success based asset disposition fees or a liquidation or sale of the investing entity itself. This strategy has been successful in both Crown’s Nordic real estate asset management business and its UK loan servicing business and management intends to continue this investment strategy, where appropriate, in the future. Crown’s investment strategies have not been adopted by a vote of the security holders, and as such, may be modified by management from time to time without the vote of security holders. There are no limitations on the percentage of assets which may be invested in any one investment, or type of investment.
Item 3. — Legal Proceedings
There is no pending litigation of a material nature to which the company or any of its affiliates is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the company is a party or has a material interest, which is adverse to the company. There is no litigation in which the company is involved, that is expected to have a material adverse impact on the financial position or results of operations of the company.

Item 4. – Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders in the fourth quarter of 2006.
PART II
Item 5. – Market for Common Equity and Related Stockholder Matters
Common Stock
Records maintained by the National Quotation Bureau show that, for the quarter ended March 31, 2001, the high and low bid prices for the company’s common stock were $.02 and $.005 respectively (based on pre-split authorized and issued stock amounts). These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. In periods subsequent to March 31, 2001, there has generally been no active public trading market for the common stock.
As of April 16, 2007, there were approximately 2,600 holders of record of shares of the common stock.
During its 2006, 2005 and 2004 fiscal years, the company neither declared nor paid cash dividends or returns of capital on common shares. The company may consider paying dividends in the future.
As of April 16, 2007, Crown had 30,000,000 authorized shares of common stock and 1,000,000 authorized shares of preferred stock.
As part of a series of transactions to effect the merger of Royal Investments LLC (“Royal”) into the company, Crown intended in 2006 to perform a 1:100 reverse and 10:1 forward stock split to reduce the number of shareholders with extremely small holdings of the company’s stock (the “Stock Splits”) and also to allot a sufficient number of available shares of authorized common stock to permit the issuance of common stock required under the terms of the merger and to accommodate the conversion of the company’s preferred stock into common stock. The board of director’s authorized the Stock Splits to occur on December 31, 2003. Although intended to take effect on December 31, 2003, these transactions require the consent of the Securities and Exchange Commission (the “SEC”). Crown is still awaiting approval from the SEC to effectuate the Stock Splits, as such the Stock Splits did not occur in 2006. On September 6, 2005, the company filed a Preliminary Information Statement on Schedule 14C with respect to, among other things, the stockholder consents required to effect the Stock Splits and the merger transaction pursuant to Delaware law.
As of December 31, 2006, the company had 29,957,348 common shares outstanding. After the intended Stock Splits and the conversion of all remaining outstanding preferred stock to common stock, (but before giving effect to the merger transaction) Crown will have approximately 3,395,735 shares of common stock outstanding. In exchange for all of the issued and outstanding stock of Royal, Mr. Roark, Crown’s Vice-Chairman and Chief Executive Officer,

will receive 12,000,000 shares of Crown common stock. The common stock of Crown held by Royal will become treasury stock of Crown. The company intends to proceed with the Stock Splits in 2007. Considering that the board of directors has already approved the Stock Splits, and based on the number of shares held by members of the board, management anticipates that a vote of the security holders of the company will approve the Stock Splits and intends to hold a shareholders meeting in 2007 to take such vote.
Reconciliation of Shares Following Stock Splits

Description	Reconciliation	Total
Total shares outstanding as of December 31, 2003. (1)		28,614,848	(2)
Effect of Stock Splits		2,861,485
Issuance of 12 million shares as merger consideration	12,000,000	14,861,485
Conversion of Preferred Stock Series II	400,000 (3)	15,261,485
Treasury Stock (4)	(1,214,202)	14,047,283
Issuance of shares as director compensation since 12/31/03.	134,250	14,181,533
	Total:	14,181,533

(1)	Including conversion of all Preferred Stock (except for Series II Preferred Stock), and immediately prior to all Stock Splits

(2)	Amount consists of 11,937,851 shares per Stockholder Record, plus 15,356,997 shares for conversion of Preferred Stock (other than Series II Preferred), plus 1,320,000 shares for director compensation through December 31, 2003.

(3)	The Series II Preferred is convertible into 4,000,000 shares of Common Stock, which (on a post-stock splits basis) equates to 400,000 shares of Common Stock.

(4)	Royal holds 746,017 shares of Common Stock following the Stock Splits (plus the 400,000 shares issuable on conversion of the Series II Preferred. Pursuant to the terms of the merger with Royal, all 1,146,017 shares held by Royal are to be converted into treasury stock of the Company, resulting in a total of 1,214,202 treasury shares (i.e., including the 68,185 shares already held by Crown). Pursuant to Delaware law, treasury stock of the Company is not treated as outstanding for voting purposes, and may be re-issued and re-sold.
Item 6. – Management’s Discussion and Analysis
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
Effective October 26, 2006, Crown NorthCorp Inc. (“Crown”), through a newly incorporated special-purpose subsidiary, acquired from HypoVereinsbank AG (“HVB”) all of the issued and registered share capital of Westfalenbank AG, a banking and credit institution licensed and operating under the laws of Germany.
Crown acquired the share capital of Westfalenbank AG from HVB pursuant to a definitive Stock Purchase and Transfer Agreement dated July 31, 2006 (“SPA”), whereby Crown became the economic owner of Westfalenbank AG effective July 3, 2006. The SPA called for a purchase price of Euro 25,000,000 (approximately $33,003,000), which price was derived from arm’s-length negotiations and represents the net equity of Westfalenbank AG as set forth on its July 3, 2006 financial statements plus certain premiums and adjustments. Additionally Crown incurred transaction costs of approximately Euro 2,601,000 (approximately $3,434,000).
The transaction closed on October 26, 2006 upon the approval of regulatory authorities in Germany and the satisfaction of certain other closing conditions. This transaction is discussed in greater detail in a certain Form 8-K filed by the company on January 12, 2007 and a Form 8-K/A filed by the company on March 16, 2007 and is hereby incorporated by reference herein.
In conjunction with the execution of the SPA, Crown and certain of its subsidiaries entered into a Euro 25,000,000 Facility Agreement (the “Facility Agreement”) with a financial institution (the “Lender”). Crown utilized the Facility Agreement and cash on hand to effect the acquisition of Westfalenbank AG.
Pursuant to the Facility Agreement and related documentation, Crown and certain of its subsidiaries have provided cross-guarantees in favor of the Lender and have granted the Lender security over certain of their assets (including security over specific shareholdings). Additionally, throughout the term of the Facility Agreement, Crown must also adhere to a comprehensive set of financial covenants and operating restrictions. Crown has initially pledged Euro 2,000,000 to ensure payment of interest and fees that may become due under the Facility Agreement. The Lender has also been issued warrants to subscribe, under certain terms and conditions, to up to 19% of the share capital of the single-purpose entity Crown utilized to acquire Westfalenbank AG at that entity’s book value as at the date of Westfalenbank AG’s acquisition.
The company’s net income during 2006 was derived primarily from substantial management, disposition and incentive fees arising from the disposition of a portfolio of assets in Sweden managed under contract as well as new asset management and servicing business, primarily in Europe. Many components of operating expenses are increasing and the company has incurred start-up expenses in new locations to support its new business and transaction costs associated with the Westfalenbank acquisition. Crown is now working intensively to integrate the operations of Westfalenbank to maximize the value of the acquired franchise and attempt to maintain the company’s operating profitability and expand its net income.

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
Among the risk factors that could materially and adversely affect the future operating results of the company are:
☐	The company has completed the majority of the reorganization of a substantial portion of its operations as a result of the Westfalenbank AG acquisition. The intent of this reorganization is for Crown to operate is loan servicing, mortgage management and loan origination activities through the bank. Completion of these reorganization activities has been ongoing and it is anticipated that completion will occur during the second half of 2007. There can be no assurances at this time as to the timing or the results of this reorganization or its affect on the operating performance of the company.

☐	Management believes that the Westfalenbank AG acquisition will be a catalyst to further growth in the asset management and servicing businesses, primarily in Europe and that resultant increases in recurring revenue will help the company achieve operating profitability. However, there can be no assurance of these results.

☐	Crown’s liquidity and capital resources remain very limited when compared to virtually all of its competitors. While the company believes that the acquisition of Westfalenbank AG will significantly improve its competitive position and expand its resources available to realize upon new business opportunities, there can be no assurance of any particular results.

☐	Crown and certain of its subsidiaries operate as rated servicers. If these entities were to no longer be rated, or if those ratings were lowered, there would be an adverse effect on the company’s operations. Crown’s business volumes and financial condition may affect its servicer ratings.
Outlook
Crown has significantly expanded its business operations through the acquisition of Westfalenbank AG, a banking and credit institution chartered under the laws of Germany. The company is taking steps in 2007 that will result in substantially all of the company’s asset management, loan servicing and mortgage origination businesses being operated through the bank. Management believes that the combined market knowledge and expertise of Crown and Westfalenbank will not only enhance Crown’s existing business operations but will also facilitate growth in niche mortgage and servicing businesses in Germany and other parts of Europe. An important part of business growth will continue to be the multiple servicer ratings the company holds, which are necessary for participation in many transactions.
The company continues to realize substantial revenues as it continues to expand its asset management and servicing business in Europe. From the sale of a portfolio of assets in Sweden (the “Axfood Disposition”), Crown realized disposition and incentive fees totaling $3,565,804 as of June 30, 2006 and an additional $405,595 as of September 30, 2006.
In addition to consummating the Westfalenbank AG acquisition, Crown, through one of the wholly owned affiliates of the bank services and manages a substantial portfolio of non-performing loans for an investment bank.
In the United Kingdom, Crown is realizing revenues and experiencing growth both through a new servicing contract and existing contracts. The company continues its efforts to develop similar business lines elsewhere in Europe. The company also continues plans to originate commercial mortgage loans in the United Kingdom. Management believes increased loan origination activity should increase the company’s loan servicing and mortgage management businesses.
The company and a third party bank, operating through a joint venture based in Belgium, market master servicing and reporting services for securitized portfolios throughout Europe. Growth in this business line is anticipated as more assets are securitized in Europe.
In the United States, the company continues to devote additional resources to attempt to increase servicing volumes. In 2006, the company became the special servicer for two securitizations of commercial real estate loans. Management anticipates receiving additional, similar assignments. Crown continues to examine means of expanding its servicing portfolio of smaller-balance commercial mortgage loans and of developing other specialized servicing opportunities. Asset management activities in the U.S. continue at presently modest levels during an ongoing process of resolving assets under management.
The acquisition of Westfalenbank AG provides Crown a platform to seek to maximize the value of Crown’s comprehensive financial services, provide recurring revenue and expand the company’s core businesses in European markets as well as the United States. The company believes that the reorganization that is now under way as a result of the bank acquisition will be the most appropriate way to make effective use of Crown’s liquidity and capital resources to further expand Crown’s revenue base and sustain operating profitability.
Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.
As set forth in Note 2 to the Condensed Consolidated Financial Statements, the acquisition of Westfalenbank AG effective July 3, 2006 was accounted for using the purchase method of accounting. The results of operations for the period ending December 31, 2006 reflect the results of operations of the combined entities. Therefore, most of the large variances in operating results between the year ended 2006 and the year ended 2005 are attributable to the aforementioned acquisition.
Total revenues from continuing operations increased $13,006,730 to $24,222,993 in 2006 from $11,216,263 in 2005, with the largest increases being attributable to management fees and loan servicing fees.
Management fees are recorded as services required under a contract are performed and, as defined in the applicable contracts, are derived either from percentages of the aggregate value of assets under management or from original base monthly amounts. Management fees increased $7,475,673 to $10,130,433 in 2006 from $2,654,760 in 2005. Approximately $4.7 million of this increase is attributable to the company’s UK operations where the accrual of special servicing fees relating to the management of sub-performing loans and the addition of new management contracts in Europe increased some $1.9 million. An additional sum of approximately $2.8 million was received as part of a final settlement pursuant to a re-negotiation of a servicing contract in the UK. Also contributing to the increase are management fees earned by Westfalenbank totaling approximately $1.6 million and management fees earned by the Scandinavian office relating to new management contracts totaling approximately $1.2 million.
Loan servicing fees increased by $2,016,250 to $6,530,021 in 2006 from $4,513,771 in 2005. This increase is derived almost entirely from servicing fees earned in Europe and is the result of increased volumes from new or existing contracts.
Disposition fees increased $761,559 to $4,200,948 for the twelve months ended December 31, 2006 versus $3,439,389 for the comparable period in 2005. On June 30, 2005, Crown European Holding Limited (“CEH”), a subsidiary of Crown, sold all of the stock of Crown Fastigheter AB (formerly Crown Properties Holding AB)(“CFAB”). At the time of the sale, CFAB held a portfolio of 59 real estate assets in Sweden. Crown managed the assets in the portfolio and pursuant to the terms of agreements governing this management relationship, Crown received incentive compensation of $3,439,389 net of payment of expenses during 2005. Crown continued its management of the assets in this portfolio for the new owner and as the result of a sale of the portfolio in 2006, Crown received incentive compensation of approximately $4.0 million.
Interest income increased $1,073,217 to $1,205,079 for the twelve months ended December 31, 2006 from $131,862 for the corresponding period in 2005. Interest income earned by Westfalenbank during 2006 totaled some $1.2 million. This amount was offset slightly by declines in interest income in the U.S. of some $22,000 and in the UK of approximately $82,000.
In conjunction with the sale of CFAB and its receipt of the incentive compensation noted above, Crown purchased from two holders approximately $3.5 million in promissory notes payable by Royal Investments, LLC (“Royal LLC”). Royal LLC owned approximately 26.7% of CEH. Royal LLC then repaid the promissory notes in full from its proceeds of sale. The distribution Royal LLC received in excess of the amounts needed to repay the notes in full was approximately $417,000. There was no similar transaction in 2006.

Operating and administrative expense changes were as follows:

	2006	2005	$ Change
Personnel	$9,997,576	$5,823,021	$4,174,555
Legal, accounting and professional	$2,336,393	$1,752,928	$583,465
Insurance and other administrative expenses	$5,515,518	$1,362,716	$4,152,802
Occupancy	$3,262,870	$1,821,751	$1,441,119
Write off servicing rights	$178,661	$1,906,918	$(1,728,257)
Interest	$1,679,466	$111	$1,679,355
Amortization and depreciation	$1,063,447	$713,045	$350,402

Total	$24,033,933	$13,380,490	$10,653,441
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $4,174,555 to $9,997,576 during 2006 from $5,823,021 for the same period in 2005. A significant component of this increase was an increase in payroll and contract labor costs in the UK of approximately $1.8 million arising from additional personnel in the company’s information technology, compliance and loan servicing areas. Also contributing to the increase were personnel costs of Westfalenbank of some $1.9 million. In addition, increases in U.S. payroll, contract payroll and travel amounted to approximately $400,000.
Legal, accounting and professional services increased $583,465 to $2,336,393 for the year ending December 31, 2006 from $1,752,928 for the comparable period in 2005. Westfalenbank contributed to $760,900 of the increase, with decreases in legal and professional costs in the U.S. of some $200,000 contributing to the majority of the remainder of the net change.
Insurance and other administrative expenses increased by $4,152,802 to $5,515,518 in 2006 from $1,362,716 in 2005. The increase in these expenses was largely attributable to the company’s Scandinavian office where increases of approximately $800,000 in costs were incurred in generating the disposition fees mentioned above. In addition, that office also experienced an increase in administrative and professional costs of approximately $1.34 million due to increases in assets under management. Westfalenbank incurred approximately $1.8 million of administrative expenses during 2006. The remainder of the increase was attributable to operations in the UK where an increase of approximately $200,000 was incurred as result of an increase in staff with the attendant costs therewith.
Occupancy costs increased $1,441,119 to $3,262,870 in 2006 from $1,821,751 in 2005. The increase was attributable, in large part, to Westfalenbank’s $1.5 million in occupancy costs and increases in office rent in the UK of some $109,000. These increases are offset by declines in computer related expenses in the US and UK of some $243,000.
The write down of capitalized mortgage servicing rights decreased by approximately $1,728,000 in 2006 over the corresponding period in 2005. The majority of the decrease is attributable to exceptional activity in 2005 when a write down of some $1,069,000 was necessitated by the termination of a sub-servicing agreement held by one of the company’s European subsidiaries, which termination was not for cause, but rather the result of a business decision by the company’s client to perform the servicing itself. The termination was effective as of March 31, 2005. In accordance with SFAS No. 5 “Accounting for Contingencies,” the company provided for the reduction in the value of its servicing portfolio. The remainder of the decrease in write-down was due to declines in the value of the servicing portfolios due to early loan payoffs in 2005.
Interest expense increased from $111 in 2005 to $1,679,466 in 2006. The increase is due almost entirely to interest expense incurred in connection with the financing of the acquisition of Westfalenbank (see note 8). See also the Form 8-K filed by the company on January 12, 2007 and a Form 8-K/A filed by the company on March 16, 2007 incorporated by reference herein.
Depreciation and amortization increased to $1,063,447 in 2006 from $713,045 in 2005. The majority of the $350,000 increase is the result of depreciation/amortization expense incurred at Westfalenbank totaling some $436,000.
Liquidity and Capital Resources
Cash and cash equivalents increased by $55,354,300 to $57,586,963 in 2006 from $2,474,005 in 2005. The majority of the increase in cash is the result of the acquisition of Westfalenbank whose assets consisted predominately of cash and cash equivalents. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.
For the foreseeable future, the company expects to continue to fund operations from cash generated by its own operations and from management fee income received from its operating subsidiaries. Crown will continue to attempt to develop new sources of revenue, to expand revenues from its existing client base and to reduce operating expenses. The company will continue to seek new capital resources as a means of funding its operations.
Historical Cash Flows
Cash flows from operating activities provided cash of $1,172,167 in 2006. Operating activities used $315,043 in 2005.
Investing activities provided cash of $21,856,432 in 2006. Similar activities used $417,554 in 2005. The increase in cash provided is predominately the result of the net cash acquired in conjunction with the Westfalenbank purchase.
Financing activities provided $32,325,701 in cash in 2006. There was no comparable financing activity in 2005. The majority of the increase in cash is attributable to the credit facility obtained to purchase Westfalenbank (see note 2).

Item 7. – Financial Statements

INDEPENDENT AUDITORS’ REPORT
To The Shareholders
Crown NorthCorp, Inc. and Subsidiaries
Cheyenne, Wyoming
We have audited the accompanying consolidated balance sheets of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Crown NorthCorp, Inc. and subsidiaries’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversighl Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown NorthCorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Columbus, Ohio
April 16, 2007
383 North Front Street / Columbus, Ohio 43215 / Telephone 614-888-8000 / Facsimile 614-888-8634 / www.SchoonoverBoyer.com

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,586,963	$2,474,005
Accounts receivable
Servicing fee receivables	7,692,538	3,110,438
Receivable from subsidiaries in liquidation (see note 3)	3,079,686	—
Miscellaneous receivables	3,000,911	—

Total accounts receivable	13,773,135	3,110,438
Prepaid expenses and other assets	293,467	187,966

Total current assets	71 ,653,565	5,772,409

PROPERTY AND EQUIPMENT — net	2,361,694	455,769

RESTRICTED CASH	1,758,274	368,477

INTANGIBLE ASSETS
Bank License (see note 2)	3,960,390	—

OTHER ASSETS
Investment in partnerships and joint ventures	542,475	545,282
Mortgage loans, net of reserves (see note 6)	6,803,584	647,607
Loan servicing rights— net (see note 16)	4,508,701	4,830,765
Capitalized software cost — net	716,391	416,975
Capitalized financing costs — net (see note 8)	3,320,607	—
Tax claims receivable	1,107,804	—
Deferred tax asset	304,658	—
Other assets	219,078	38,895
Trust fund assets (see note 7)	12,963,417	—

Total other assets	30,486,715	6,479,524

TOTAL	$110,220,638	$13,076,179

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,446,241	$682,882
Foreign interest bearing deposits	874,331	—
Accrued expenses:
Bonuses	668,758	—
Interest	1,217,327	—
Other	1 ,096,526	1,121,259

Total accrued expenses	2,982,611	1,121,259

Current portion of long term debt (see note 8)	20,201,950	—
Tax payable	1,419,052	—
Other current liabilities	225,680	—

Total current liabilities	34,149,865	1,804,141

LONG-TERM OBLIGATIONS:
Long term debt (see note 8)	39,424,628	—
Subordinated debt (see note 9)	2,640,260	—
Provision for credit business	2,435,550	—
Deferred data storage expense	1,128,149	—
Pension provision (see note 14)	1,176,790	—
Restructuring provision	1,178,864	—
Other long term liabilities	2,185,788	—
Allowance for loan losses	243,076	243,076
Trust fund liabilities (see note 7)	12,963,417	—

Total long-term obligations	63,376,522	243,076

SHAREHOLDERS’ EQUITY:
Common stock	299,573	296,223
Additional paid-in capital	21,947,176	20,015,450
Accumulated comprehensive income	197,516	56,815
Accumulated deficit	(9,572,956)	(9,162,468)
Treasury stock, at cost	(177,058)	(177,058)

Total shareholders’ equity	12,694,251	11,028,962

TOTAL	$110,220,638	$13,076,179

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES:
Management fees	$10,130,430	$2,654,760
Loan servicing fees, net	6,530,021	4,513,771
Disposition fees	4,200,948	3,439,389
Interest income	1,205,080	131,862
Reversal of loan loss provision	2,007,181	—
Income from partnerships and joint ventures	—	(114,462)
Gain on short term note disposition	—	417,276
Other	149,331	173,667

Total revenues	24,222,991	11,216,263

OPERATING AND ADMINISTRATIVE EXPENSES:
Personnel	9,997,576	5,823,021
Legal, accounting and professional fees	2,336,393	1,752,928
Insurance and other administrative expenses	5,514,646	1,362,716
Occupancy	3,262,870	1,821,751
Write off mortgage servicing rights	178,661	1,906,918
Depreciation and amortization	1,063,435	713,045

Total operating and administrative expenses	22,353,581	13,380,379

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE	1,869,410	(2,164,116)

INTEREST EXPENSE	1,679,466	111

NET INCOME (LOSS) BEFORE TAX	189,944	(2,164,227)

INCOME TAX EXPENSE (BENEFIT)	600,430	—

NET INCOME (LOSS)	(410,486)	(2,164,227)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax effect	329,347	(479,425)

COMPREHENSIVE INCOME (LOSS)	$(81,139)	$(2,643,652)

EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	29,069,152	28,681,316
See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(410,486)	$(2,164,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,473,430	701,347
Equity in income from investment in partnerships and joint ventures	(44,835)	74,927
Write off unamortized cost of disposed asset	178,661	—
Interest capitalization	502,795
Provision to impairment to mortgage servicing rights	—	1,906,918
Payment of board of directors’ fees by the issuance of common stock	33,500	34,749
Deferred tax asset	203,080
Change in operating assets and liabilities: net of effects from purchase of subsidiary
Accounts receivable	8,346,176	(951,865)
Prepaid expenses and other assets	14,897,449	(35,287)
Accounts payable and accrued expenses	(24,007,603)	118,395

Net cash provided by (used in) operating activities	1,172,167	(315,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	24,673,762	—
Purchase of property and equipment	(518,553)	(276,241)
Decrease (increase) in other investments	(921,917)	(134,170)
Decrease (increase) in restricted cash	(1,376,860)	(7,097)
Deposits	—	(46)

Net cash provided by (used in) investing activities	21,856,432	(417,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	33,403,250	—
Loan fees	(1,077,549)	—

Net cash provided by (used in) financing activities	32,325,701	—

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	55,354,300	(732,597)
EFFECT OF EXCHANGE RATE ON CASH	(241,342)	(80,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,474,005	3,287,103

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,586,963	$2,474,005

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$94,820	$—
Cash paid for taxes	$5,199

See notes to consolidated financial statements.

INVESTING AND FINANCING ACTIVITIES

CORPORATE ACQUISITION
Receivables from Customers	$22,794,734
Investments in Associates	17,221
Trust Assets	14,295,795
Intangible Asset — Bank License	3,960,390
Intangible Asset — Software	563,408
Fixed Assets	2,067,353
Other Assets	17,053,534
Prepaid Expenese	710,167

Fair Value of Assets acquired	61,462,601

Due to banks	(4,779,434)
Liabilities to customers (LT NOTES)	(25,082,470)
Liabilities to Customers (OTHER)	(12,981,835)
Trust Liabilities	(14,295,795)
Other liabilities (Accounts payable)	(18,397,423)
Accrued expenses	(2,585)
Other Provisions	(7,108,022)
Provisons for Pensions	(719,786)
Deferred Tax Liabilty	(128,752)
Subordinated Debt	(2,640,260)

Liabilities assumed	(86,136,362)

Cash acquired in acquistion, net of cash paid	$(24,673,762)

CROWN NORTHCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Convertible Preferred Stock
	Common Stock		Series CC		Series DD		Series EE		Series FF			Series GG		Series HH		Series II		Additional		Accumulated			Total
	Shares		Shares		Shares		Shares			Shares		Shares		Shares		Shares		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount		Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Deficit	Income	Shares	Amount	Equity

BALANCE, DECEMBER 31, 2002	12,742,851	127,428	1		1		1		1			1		15		12		8,791,832	(7,862,162)	113,306	(682,073)	(67,053)	1,103,351

Net income (loss)																		—	(213,129)				(213,129)
Conversion of convertible preferred	15,356,997	153,570	(1)		(1)		(1)		(1)			(1)		(15)		—		11,086,593			—	(110,005)	11,130,158
Comprehensive Income																				926			926
Issuance of common stock	515,000	5,150	—				—					—						46,350			—		51,500

BALANCE, DECEMBER 31, 2003	28,614,848	286,148																19,924,775	(8,075,291)	114,232	(682,073)	(177,058)	12,072,806

Net income (loss)																			975,372				975,372
Reclassification adjustment																			114,231	(114,231)			—
Audit adjustment																			(12,553)				(12,553)
Comprehensive Income																				536,241			536,241
Issuance of common stock	660,000	6,600																59,400					66,000

BALANCE, DECEMBER 31, 2004	29,274,848	292,748																19,984,175	(6,998,241)	536,242	(682,073)	(177,058)	13,637,866

Net income (loss)																			(2,164,229)				(2,164,229)
Comprehensive Income																				(479,427)			(479,427)
Issuance of common stock	347,500	3,475																31,275					34,750

BALANCE, DECEMBER 31, 2005	29,622,348	296,223	—	—	—	—	—	—	—		—	—	—	—	—	12	—	20,015,450	(9,162,470)	56,815	(682,073)	(177,058)	11,028,960

Net income (loss)																		—	(410,486)				(410,486)
Accrued pension cost per FASB 158																			—	(188,646)			(188,646)
Warrants issued in connection with facility agreement																		1,901,576					1,901,576
Comprehensive Income																			—	329,347			329,347
Issuance of common stock	335,000	3,350	—				—					—						30,150			—		33,500

BALANCE, DECEMBER 31, 2006	29,957,348	299,573	—	—	—	—	—	—	—		—	—	—	—	—	12	—	21,947,176	(9,572,956)	197,516	(682,073)	(177,058)	12,694,251

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
       Principles of Consolidation
The accompanying consolidated financial statements included the accounts of Crown NorthCorp and its majority-owned subsidiaries (collectively, the “Company”). Investments in majority-owned affiliates where the Company does not have a majority voting interest and non-majority owned affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.
       Business Description
The Company is a financial services company providing comprehensive asset management and risk management services to owners and operators of commercial and residential real estate interests. Assets managed are located throughout the United States and Europe and include commercial and residential real estate, performing and non-performing real estate, residential and commercial loans, partnership investments and other miscellaneous assets.
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

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
       Property and Equipment
Property and equipment are recorded at cost. Repairs, maintenance and minor replacements are expensed as incurred. Upon retirement, sale or disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and a gain or loss is included in operations.
       Depreciation is computed using the straight-line method over the expected useful life of the assets as follows:

Computer hardware	3 years
Vehicles	6 years
Office furniture and equipment	3 to 13 years
       Works of art are not depreciated.
       Banking License
The Banking license is deemed to have an indefinite life and not subject to amortization. Management expects to generate cash flows indefinitely from origination services expected to commence with the addition of the Banking license.
       Capitalized Software Costs
The Company follows the accounting guidance as specified in Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes significant costs in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. They are carried at cost less accumulated amortization. Capitalized Software Costs are amortized on a straight-line basis over a useful life of three to five years. If there are indications that impairment might have occurred, a write down is recognized for the relevant asset.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
Long- Lived Assets
The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When discounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The discount rate reflects the risk that is specific to that asset. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed. Long-lived assets to be disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.
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
Capitalized Financing Costs
The Company capitalizes direct loan fees incurred with obtaining financing. These costs are amortized over the term of the financing.
Tax Claims Receivables
Tax claims receivables consist of short-term claims against the local German tax authorities and claims for withholding tax against foreign tax authorities. The claim for the foreign withholding tax is expected to be reimbursed within the next 5 years and is recorded at a discount.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
Investments in Non-Performing Loans and Reserves for Loan Losses
Investments in non-performing loans are carried at lower of cost or fair value. At each balance sheet date, the Company assesses whether there is objective evidence that the loan is impaired. A loan is considered impaired when the borrower fails to make any payment within three months and there are no assessable collaterals. When a loan is considered non-performing, accruals of interest are no longer capitalized. An allowance is applied in full on the current loan amount (principle, accrued interest and costs). Collaterals are assessed only if there is a market price for the charged objects and sale or foreclosure can be achieved within a reasonable time. Real estate is assessed by considering the source, quality and date of valuations or appraisals. Discounts are made when necessary because of market development and individual aspects of the properties. Regarding properties in legal foreclosure proceedings, discounts are applied on valuations depending on historical local foreclosure results. This discount can vary from 30% to 50% of the appraised value. When no formal appraisal is available, asset managers who are experienced in standard appraisal techniques make assessments. Assignment of life insurances and deposits are assessed according to official statements of the relevant companies. Liens on chattels are assessed only when a market price is traceable.
Investments in Partnerships and Joint Ventures
Certain of the Company’s general partner and joint venture investments (ranging from 20% to 50%) are carried at cost, adjusted for the Company’s proportionate share of undistributed earnings and losses because the Company exercises significant influence over their operating and financial activities.
Subordinated Liabilities
Subordinated liabilities include liabilities, which will only be repaid once all other liabilities have been repaid in the case of insolvency or liquidation.
Provision for Credit Business
The provision for Credit Business reflects outstanding commitments related to customers totaling $2,058,719 at December 31, 2006. The letters of credit do not have a specific maturity date. These commitments are to various parties who hold letters of credit issued by Westfalenbank AG (“the Bank”) on behalf of customers that cannot meet their commitments. In addition, the Bank provisioned $376,831 for specific costs for the liquidation of discontinued business lines that occurred prior to the acquisition by the Company, as fully described in Note 2.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
Deferred Data Storage Expense
Prior to the acquisition, as fully described in Note 2, the Bank had sold the majority of their business lines. German bank regulations impose an obligation on the Bank to archive all electronic data relating to the discontinued business for 10 years. A provision for the cost of archiving this data was established at the date of the Bank’s acquisition.
Pension Provisions
Pension provisions are recorded at discounted value according to actuarial principles in accordance with SFAS No. 158.
Other Provisions
Other provisions are recognized for current legal or constructive obligations for which the date and/or the amount of the obligations are uncertain, and for which an outflow of resources required to settle the obligations is probable.
Allowance for Loan Losses
The Company established an allowance for loan losses to provide for estimated losses in acquired mortgage portfolios serviced. The Company sold the mortgage portfolio in December 1999 (See Note 10). At the time, a reserve balance was established to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. There were no charges against the reserve in 2006 or 2005.
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

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
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
Disposition Fees
Disposition and bonus fees, less retentions, are recorded as revenue when the disposition of an asset has been consummated and the asset owner has received the gross proceeds from the disposition. Disposition fees are generally based on a percentage of the proceeds of an asset disposition, as defined by the contracts, or a fixed amount per disposition.
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
Leases
The Company has lease commitments under operating leases for rental space, IT equipment and office equipment. Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception. Leasehold improvements are depreciated over the shorter of the facility’s useful life or the term of the lease. A liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company is recognized and measured at its fair value when the Company ceases using the leased property.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
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
Credit Risk
The Company maintains several cash accounts with several financial institutions located in the following countries:

	2006	2005
United States	$288,979	$2,240,529
United Kingdom	2,947,082	601,953
Germany	55,647,994	—
Netherlands	31,743	—
Sweden	429,438	—

Total cash and restricted cash	$59,345,236	$2,842,482

Management believes that the risk is limited because these institutions are large national or international institutions with strong financial positions.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
Recently Issued Accounting Standards
In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156 “Accounting for Servicing of Financial Assets – An Amendment of FASB No. 140” (SFAS No 156). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, by entering into a servicing contract in any of the following situations: 1) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, 2) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, or 3) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. And lastly, SFAS No. 156 permits the entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company has not yet assessed the effect of this accounting standard on its financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined post-retirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. See Note 14 for disclosure on adoption of SFAS No. 158.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES – Continued
In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is evaluating the potential impact of the adoption of this interpretation.
In June 2005, the FASB ratified the EITF’s consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus did not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with current year presentation.
NOTE 2 – ACQUISTION OF WESTFALENBANK AG
Effective October 26, 2006, the Company, through a newly incorporated special-purpose subsidiary, acquired from HypoVereinsbank (“HVB”) all of the issued and registered share capital of Westfalenbank AG (“the Bank”), a banking and credit institution licensed and operating under the laws of Germany. The Company acquired the share capital of the Bank from HVB pursuant to a definitive Stock Purchase and Transfer Agreement dated July 31, 2006 (“SPA”), whereby the Company became the economic owner of the Bank effective July 3, 2006 (“Acquisition Date”). The SPA called for a purchase price of €25,000,000, which price was derived from arm’s-length negotiations and represents the net equity of the Bank as set forth on its June 30, 2006 financial statements, plus certain premiums and adjustments. Additionally the Company incurred transaction costs, which included legal, accounting and other external costs directly related to the acquisition, of approximately €2,601,266. The transaction closed on October 26, 2006 upon the approval of regulatory authorities in Germany and the satisfaction of certain other closing conditions.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 2 – ACQUISTION OF WESTFALEN BANK AG – Continued
In conjunction with the execution of the SPA, the Company and certain of its subsidiaries entered into a €25,000,000 Facility Agreement (the “Facility Agreement”) with a financial institution (the “Lender”). The Company utilized the Facility Agreement and cash on hand to effect the acquisition of the Bank.
Pursuant to the Facility Agreement and related documentation, the Company and certain of its subsidiaries have provided cross-guarantees in favor of the Lender and have granted the Lender security over certain of their assets (including security over specific shareholdings). Additionally, throughout the term of the Facility Agreement, the Company must also adhere to a comprehensive set of financial covenants and operating restrictions.
The Company initially pledged €2,000,000 to ensure payment of interest and fees that may become due under the Facility Agreement. The Lender has also been issued warrants to subscribe, under certain terms and conditions through 2011, to up to 19% of the share capital of the single-purpose entity the Company utilized to acquire the Bank at that entity’s book value as at the date of the Bank’s acquisition. See Note 8 for discussions on the assumptions used to assign a fair value to the warrants using a Black-Scholes valuation model. See Note 20 for subsequent event in relation to the warrants.
Purchase Price Allocation
Pursuant to SFAS No. 141, “Business Combinations”, the purchase price, including acquisition costs, of €27,601,266 has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Acquisition Date. The purchase price allocation, while substantially complete, is subject to further adjustments up to one year from the purchase date. The allocation of the purchase price including acquisition costs to their fair values of the assets acquired and liabilities assumed as of the Acquisition Date, subject to future adjustments, is presented below:

Current assets	€62,747,677
Property and equipment	1,566,022
Software	426,782
Banking license	3,000,000
Non-performing loan portfolio	12,174,520
Loan costs	501,266
Other long term assets	1,604,312
Current liabilities	(27,392,209)
Long term debt	(19,000,000)
Subordinated debt	(2,000,000)
Other long term liabilities	(6,027,104)

Total purchase price	€27,601,266

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 2 – ACQUISTION OF WESTFALEN BANK AG – Continued
Proforma Financial Information
The Bank has operated in its present form since June 2006. Historically, the Bank, which is headquartered in Bochum, Germany, provided corporate and personal banking services. In 2005, the Bank implemented a business plan to dispose of all of its business lines and substantially consolidate operations. In furtherance of this plan, the Bank sold its asset management and private banking lines of business to third parties in 2005. In June 2006, HVB acquired the Bank’s corporate banking business. This series of transactions reduced the Bank’s assets by approximately 94% leaving the Bank with assets comprising mainly cash as well as a portfolio of non-performing loans and fixed and other assets required to maintain a core-banking platform. The SPA contains usual and customary representations, warranties and indemnities from HVB in favor of the Company with respect to the disposed operations.
As a result of the dispositions and consolidation noted above, the Bank is in no material respect comparable to the much larger enterprise that existed before the Bank sold its business lines. Consequently, the Company does not believe that historical financial statements of the Bank would provide relevant or useful information on the Bank as it has operated since June 2006 and as it was acquired by the Company. For example, in any audited financial statements for the Bank for the years 2004 and 2005, the vast majority of assets and operations set forth in the reports would be ones that the Bank sold prior to the Company’s acquisition and for which, as noted above, the Company has received appropriate indemnification. The Company believes that the inclusion of any such historical financial reports would be unhelpful and misleading for any third party trying to understand the impact upon the Company of making this acquisition. The operating results of the Bank for the period July 3, 2006 (date of acquisition) to December 31, 2006 are included in the consolidated statements of operations.
NOTE 3 – RECEIVABLE FROM SUBSIDIARIES IN LIQUIDATION
The Bank that was acquired had participations in five affiliated companies. Four of those companies are in liquidation. Shareholder meetings at each of the companies decided the liquidation. According to German law there is a waiting period of 12 months between the liquidation resolution and the initial termination of a company. The start of the liquidation process is published in the “Bundesanzeiger” in order to inform creditors so they can raise claims against the assets before distribution.
The four companies are:
BAK Verwaltungsgesellschaft mbH, Bochum, Huestr. 21-25 – The company was founded in 1969 in order to manage participations in other banks. The liquidation resolution was passed on January 26, 2006. The book value is €25,673 (approximately $33,892 at December 31, 2006).

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 3 – RECEIVABLE FROM SUBSIDIARIES IN LIQUIDATION – Continued
Gesellschaft für Grundbesitz mbH, Bochum, Huestr. 21-25 – The company was founded in 1922 for trading with real estate and for building, letting and administration of buildings. The liquidation resolution was passed on January 26, 2006. The book value is €766,989 (approximately $1,012,524 at December 31, 2006).
Westfalen Kapitalverwaltungsgesellschaft mbH, Bochum, Huestr. 21-25 – The company was founded in 1987 for a joint shareholding with a corporate customer of the bank. The liquidation resolution was passed on January 26, 2006. The book value is €511,292 (approximately $674,972 at December 31, 2006).
Westfalen Corporate Finance mbH, Bochum, Huestr. 21-25 – The company was founded in 1993 to manage Corporate Finance projects. The liquidation resolution was passed on January 26, 2006. The book value is €1,028,913 (approximately $1,358,298 at December 31, 2006).
The liquidation of these subsidiaries had no strategic impact to the Bank. The Bank will receive at a minimum the book value of the subsidiaries of a total of €2,332,866 (approximately $3,079,686 at December 31, 2006). This amount has been guaranteed by HVB in the SPA of the shares of the Bank. Since the Bank will receive the balance of its investment accounts in cash at the end of the 12 months waiting period without any risk; these companies are not consolidated and instead they are included in the balance sheet as “Receivables from subsidiaries in liquidation”.
NOTE 4 – PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS
Property and equipment consists of the following at December 31:

	2006	2005
Land and buildings	$546,256	$—
Office equipment and fixtures	1,613,954	333,485
Computer equipment	1,871,775	1,259,681
Vehicles	6,692	—

Property and equipment — total	4,038,677	1,593,166
Less accumulated depreciation	(1,676,983)	(1,137,397)

Property and equipment — net	$2,361,694	$455,769

Depreciation expense for the year ended 2006 and 2005 was $404,428 and $340,295, respectively.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 4 – PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS – Continued
Land and buildings above includes land valued at $546,256. The Bank obtained this land from a deed in lieu of foreclosure. In connection with the former loan commitment and the realization of the land, the Bank received an advance payment in the amount of $343,239, which is shown in other long-term liabilities. The SPA stated that HVB would guarantee the net value of $546,256 after netting the prepayment and selling costs with an expected sale date no later than December 31, 2007.
Capitalized software consists of the following at December 31:

	2006	2005
Capitalized software	$2,470,043	$1,538,011
Less accumulated amortization	(1,753,652)	(1,121,036)

Capitalized software — net	$716,391	$416,975

Amortization expense for capitalized software for the year ended 2006 and 2005 was $571,825 and $372,750, respectively.
NOTE 5 – INVESTMENTS IN AFFILIATES AND JOINT VENTURES
The Company has investments in affiliates that are accounted for using the equity method of accounting.
Titrisation Belge-Belgische Effectisering SA/NV
In October 2003, Crown Mortgage Management Limited, a subsidiary of the Company (“CMM”) acquired 75% of the shares in Titrisation Belge-Belgische Effectisering SA/NV (“TBE”) for 110% of the net asset value at September 30, 2003, approximately $532,300. Fortis Bank acquired a 25% share. CMM and Fortis agreed to jointly own TBE with a view of developing its master servicing business. Within a few days of the original transaction, CMM sold 25% of its share to Fortis for $177,434 thereby creating a 50/50 joint venture.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 5 – INVESTMENTS IN AFFILIATES AND JOINT VENTURES – Continued
Summarized condensed financial information of TBE, a 50% owned corporate joint venture accounted for by the equity method follows:

Balance sheet at December 31,	2006	2005
Assets:
Current assets	$859,690	$634,371
Fixed assets	153,144	177,610

Liabilities:
Current liabilities	249,548	94,975

Income statement:
Revenue	759,012	737,304
Expense	793,779	668,489

Net income (loss) before tax	(34,797)	68,814
Tax	—	23,290

Net income (loss)	$(34,797)	$45,524

Other Investments
In addition, the Bank is a limited partner in Nadinion Objekt Huestraße GmbH & Co KG, Munich. The Company has a 100% investment in this partnership, but as a limited partner it has no influence on the financial operations. Therefore, the investment is carried at cost, which is €25,000 (approximately $33,000, at December 31, 2006). The Company can exercise a Put Option, which will be likely to be used in 2007. The purchase price for the Company’s interest shall equal its book value as stated in the SPA for the Bank’s acquisition.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 6 – NON-PERFORMING LOAN PORTFOLIOS

	2006
	Face Value	Reserves	Carrying Value
Germany	$117,811,926	$(111,715,642)	$6,096,284
United Kingdom	2,293,359	(1,586,059)	707,300

Total	$120,105,285	$(113,301,701)	$6,803,584

	2005
	Face Value	Reserves	Carrying Value
United Kingdom	$2,119,706	$(1,472,099)	$647,607

In Germany, when a loan is classified as non-performing, the original terms of the loans are cancelled. Therefore, the Company has ceased accruing interest on these loans. The loans in the United Kingdom continue to accrue interest.
NOTE 7 – TRUST ASSETS AND LIABILITIES
Prior to the acquisition, the Bank entered into an Agency and Trust Agreement with Credit Suisse International, London (“CS”) on November 23/24, 2005 governing the management of receivables acquired by CS. This Agreement was amended December 30, 2005 due to CS purchasing a loan portfolio from a savings bank in the second half of 2005. According to the Trust Agreement, the Bank, in its capacity as agent and trustee, is responsible for account maintenance and loan extensions for these customers acting on behalf of its principal and beneficiary, CS. All credit and economic risks arising from these receivables are borne by CS.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 8 – LONG TERM DEBT
     Long-term debt as of December 31, 2006 consists of the following items:

€25 million Facility Agreement, issued in connection with the acquisition discussed in Note 2. Interest payable quarterly at a variable rate of 12% plus EURIBOR (3.8015% at December 31, 2006). Principal of €15 million due March 31, 2007 with the balance due December 31, 2008. Also, the Company may elect to capitalize 8% of the accrued interest and accrued letter of credit fee due. At December 31, 2006, €864,201 has been capitalized and included in the amount due. See Note 20 for subsequent event.	$34,144,108

$400,000 Convertible Promissory note from a director, issued September 11, 2006 with interest payable at a rate of 16%. Balance is due March 31, 2007. The lender at their option may elect to convert the entire unpaid balance to Common Stock par value of $0.01 per share. The conversion will be calculated based upon the unpaid balance times the net book value at maturity date times 80%	400,000

The following notes were assumed in the acquisition of the Bank, as described in Note 2:

€5,000,000 Promissory note, issued June 9, 2006 with interest payable annually at a rate of 4.55%. Principal due February 11, 2013.	6,600,650

€1,000,000 Promissory note, issued June 9, 2006 with interest payable annually at a rate of 5.19%. Principal due March 4, 2014.	1,320,130

€5,000,000 Promissory note, issued June 9, 2006 with interest payable quarterly at a variable rate of 3 month Libor +0.805% (3.585% at December 31, 2006). Principal due January 16, 2013.	6,600,650

€7,000,000 Promissory note, issued June 9, 2006 with interest payable annually at a rate of 5.13%. Principal due February 4, 2014.	9,240,910

€1,000,000 Promissory note, issued June 9, 2006 with interest payable annually at a rate of 4.70%. Principal due February 4, 2014.	1,320,130

Total debt	59,626,578
Less: current portion	20,201,950

Total long term debt	$39,424,628

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 8 – LONG TERM DEBT – Continued
     Future debt maturities are as follows:

Year ending December 31,
2007	$20,201,950
2008	14,342,158
2009	—
2010	—
2011	—
Thereafter	25,082,470

Total	$59,626,578

In connection with the €25 million facility agreement described above, the Company issued 5,652 warrants to the Lender to purchase shares in the special purpose entity used to acquire the Bank as described in Note 2. This equates to 19% of the shares of common stock in the special purpose entity. The warrants are exercisable at a price of €840.41 per share at any time through December 31, 2011. The fair value of the warrants of $1,903,158 was determined using the Black-Scholes option-pricing model with the following assumptions: fair value of stock $1,070 (€840), exercise price $1,070 (€840); expected life of 5.3 years, expected volatility of 21.99% and a risk free return of 4.63%. See Note 20 for subsequent event.
The Company has paid the following loan costs including the issuance of warrants in connection with the €25 million facility agreement:

Arrangement fee	$660,065
Agency fee	66,006
Letter of credit fee	968,096
Warrants	1,903,158

Total loan costs	3,597,325
Accumulated amortization	(276,718)

Net loan costs	$3,320,607

These costs are being amortized over the term of the facility agreement. The $276,718 has been expensed for the year ended December 31, 2006.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 8 – LONG TERM DEBT – Continued
Also in connection with this facility agreement, the Company and certain of its subsidiaries have provided cross-guarantees in favor of the Lender and have granted the Lender security over certain assets including security over specific shareholdings. The facility agreement also maintains several restrictive financial covenants, net worth requirements and capital expenditure restrictions. The Company is also required to maintain a restricted interest reserve cash account in order to pay for interest. At December 31, 2006, the balance is $1,493,687 and included in restricted cash on the balance sheet
NOTE 9 – SUBORDINATED DEBT
Subordinated debt, which was assumed with the acquisition of the Bank, as of December 31, 2006 consists of the following:

€2,000,000 Subordinated promissory note, issued January 25, 2005 with interest payable annually at a rate of 6.13%. Principal due February 4, 2014	$2,640,260

Total subordinated debt	2,640,260
Less: current portion	—

Total subordinated debt	$2,640,260

     Future subordinated debt maturities are as follows:

Year ending December 31,

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	2,640,260

Total	$2,640,260

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 10 – ALLOWANCE FOR LOAN LOSS
In December 1999, the Company sold its portfolio of loans serviced under the Fannie Mae Delegated Underwriting and Servicing Program. Pursuant to the sale agreement, $500,000 was retained as a cash reserve, to offset losses incurred or sustained by the purchaser by reason of or associated with the mortgage loans. The balance of the cash reserve at December 31, 2006 and 2005 is $264,587. These funds are to be held in an escrow account until all of the mortgage loans have been paid off. During 2006 and 2005, the purchaser incurred no losses in the portfolio.
NOTE 11– LEASES
The Company, in its operations, leases office facilities located in Columbus, Ohio; Austin, Texas; London, Ipswich and Farnham, England; Stockholm, Sweden; Frankfurt and Bochum, Germany. All leases in effect at December 31, 2006, which expire on various dates through February 2010, have been classified as operating leases. Rent expense for the years ending December 31, 2006 and 2005 was approximately $757,700 and $450,000 respectively.
Minimum future rentals under these non-cancelable lease agreements are as follows:

	Commitments	Sublease	Net
2007	$367,131	$(66,335)	$300,796
2008	210,532	—	210,532
2009	139,245	—	139,245
2010	11,604	—	11,604
2011	—	—	—

	$728,512	$(66,335)	$662,177

The Company has entered into agreements to sublease office spaces that are included above. Rental income related to the subleases for the year ended December 31, 2006 and 2005 was $66,335 and $70,540, respectively.
The Company also leases IT-systems largely related to the core-banking system for the bank purchased July 3, 2006. These leases expire on various dates through June 30, 2012. Rent expense for the period July 3, 2006 (effective date of acquisition) to December 31, 2006 was approximately $709,500.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 11– LEASES – Continued
Minimum future rentals under these non-cancelable lease agreements are as follows:

Commitments
2007	$1,151,977
2008	738,511
2009	738,511
2010	738,511
2011	738,511
Thereafter	325,105

$4,431,126

NOTE 12– RELATED PARTY TRANSACTIONS
Notes Payable
On September 11, 2006, the company issued a convertible promissory note to one of its directors in exchange for $400,000 cash. The purpose for the loan was for operational purposes. As of December 31, 2006, the loan was still outstanding (see Note 8).
Preferred Stock
The Company issued the following series of convertible preferred stock to affiliates of Mr. Roark (the principle shareholder of the Company): one share of Series CC Convertible Preferred Stock in September 2000 in exchange for $500,000 cash; one share of Series DD Convertible Preferred Stock in May 2001 in exchange for $200,000 cash; one share of Series FF Convertible Preferred Stock in September 2001 in exchange for $335,803.70 cash; one share of Series GG Convertible Preferred Stock in September 2001 in exchange for $140,000 cash; pursuant to an agreement effective September 20, 2001, a total of 15 shares of Series HH Convertible Preferred Stock in exchange for $150,000 cash; and, pursuant to an agreement effective March 27, 2002, a total of 12 shares of Series II Convertible Preferred Stock in exchange for $120,000 cash. Each of these issuances, except for the Series II, has been converted to common stock in accordance with the terms of the respective issuances. Series II is held by the Company as a result of the merger of Royal.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 12– RELATED PARTY TRANSACTIONS – Continued
Other Transactions and Relationships
In conjunction with his election as Chairman of the Company’s Board of Directors effective January 1, 2005, the company and Stefan Lennhammer have entered into a retainer agreement calling for him to receive quarterly compensation of €2,500 (approximately $3,200) for his service as Chairman. As of January 1, 2007, the company has entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director. Under this agreement REEDA is to receive a per diem of €2,000 for each working day devoted to Crown business. For the first quarter of 2007 REEDA billed 13 days or 26,000 Euros (approximately $35,000).
Since January 2001, the Company has performed asset management activities for parties holding ownership interests in several multifamily projects that receive subsidies from the U.S. Department of Housing and Urban Development. Mr. Roark, or an affiliate of his, has partnership interests in substantially all of the projects for which Crown presently performs services. The rates and fees the company charges for its services are in accordance with HUD’s guidelines and regulations where applicable. Unregulated rates and fees are at market levels.
The Company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities.
From time to time, the Directors of the Company may provide consulting services to the Company for which they are compensated at prevailing market rates for the services consummated.
NOTE 13 – SHAREHOLDERS’ EQUITY
At December 31, 2006 and 2005, the Company has 30,000,000 authorized shares of its $.01 par value common stock (“Common Stock”) and 1,000,000 authorized share of its preferred stock.
Non- employee directors of the company are compensated through a quarterly retainer fee and board and committee fees. Such fees are paid one half in cash and one half in company stock using a value of $.10 per share. During 2006 and 2005, 335,000 shares and 347,500 shares respectively were issued as director compensation.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 13 – SHAREHOLDERS’ EQUITY – Continued
During 2000 the Company entered into an employee termination agreement with various executive employees. As a result of that agreement the Company issued warrants entitling the holders to purchase up to 490,000 shares of common stock at $.07 per share. All of these warrants are exercisable and anti-dilutive. These warrants expire September 1, 2010.
A stock option plan for the outside directors of the Company was approved by the Company’s shareholders in 1995. The plan is for an indefinite term and under the plan, each outside director may be granted options for 10,000 shares of the Company’s common stock at an option price equal to the common stock’s market value on the date of the grant. The options vest over a four-year period if the Company achieves certain stock price thresholds. No options have been granted as of December 31, 2006.
NOTE 14 – BENEFIT PLANS
The Company sponsors a defined contribution retirement plan for certain of its U.S. employees who had attained the age of 21 and had provided 6 months of service. The Company matches 25% of the first 4% of the employees’ contributions and employer contributions were $2,354 and $917 in 2006 and 2005, respectively.
The Company subsidiary in the United Kingdom sponsors a defined contribution retirement plan for its employees. The Company will match the employee’s contributions to the plan up to a maximum of 5% per year. The plan is available to all full-time employees. The Company contributed $92,208 and $80,116 during 2006 and 2005, respectively.
The Company subsidiary in Germany provides a non-contributory retirement plan that covers all employees of Westfalenbank A.G. (the German banking company acquired July 3, 2006), the “German Pension Plan”. Benefits payable under the German Pension Plan are based on employees’ years of service and compensation during the final ten years of employment.
A reconciliation of the funded status of the German Pension Plan and the assumptions related to the obligations at December 31, 2006 follows:

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 14 – BENEFIT PLANS – Continued

Pension Benefits
2006
Change in projected benefit obligation
Net benefit obligation at beginning of period	$719,786
Service cost	130,831
Interest cost	21,283
Plan amendments	281,516
Benefits and expenses paid	—
Actuarial (gain)/loss	23,374
Retiree contributions	—

Net benefit obligation at end of year	$1,176,790

Pension
Benefits(1)
12/31/2006
Change in plan assets
Fair value of plan assets at beginning of period	$—
Actual return on plan assets	—
Employer contributions (receipts)	—
Retiree contributions	—
Benefits paid	—
Fair value of plan assets at end of year	—

Funded status at end of year	$(1,176,790)
Unrecognized transition obligation	N/A
Unrecognized prior service cost	N/A
Unrecognized net actuarial loss	N/A

Net asset (liability) recognized at end of year	N/A

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 14 – BENEFIT PLANS – Continued

Pension Benefits (1)
12/31/2006
Amounts recognized in the statement of financial position prior to SFAS No. 158
Accrued benefit cost	N/A
Intangible asset	N/A
Accumulated other comprehensive income	N/A

Net asset (liability) recognized at end of year	N/A

Amounts recognized in the statement of financial position under SFAS No. 158
Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(1,176,790)

Net amount recognized at end of year	$(1,176,790)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income
Transition asset (obligation)	$—
Prior service credit (cost)	(266,852)
Accumulated gain (loss)	(23,375)

Accumulated other comprehensive income	(290,227)
Cumulative employer contributions in excess of net periodic benefit cost	—

Net amount recognized at end of year	$(290,227)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.50%
Rate of compensation increase	1.50%

(1)	N/A refers to not applicable under SFAS No. 158.
The Company adopted SFAS No. 158 for the fiscal year ended December 31, 2006. SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position, measured as the difference between the fair value of plan assets and the benefit obligation. Further, this statement requires employers to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 14 – BENEFIT PLANS – Continued
The effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 follows:

	Before		After
	Application		Application
	of		of
	SFAS		SFAS
	No. 158	Adjustments	No. 158
Noncurrent deferred income tax assets	$203,078	101,580	$304,658
Total assets	110,119,058	101,580	110,220,638
Accrued pension costs	(719,787)	(457,003)	(1,176,790)
Total liabilities	(97,069,384)	(457,003)	(97,526,387)
Accumulated deficit	9,406,180	166,776	9,572,956
Accumulated other comprehensive income	(386,163)	188,647	(197,516)
Total stockholders’ equity	(13,049,674)	355,423	(12,694,251)
The components of net periodic pension costs and the assumptions related to the costs consisted of the following for the period ended December 31, 2006:

2006
Components of net periodic benefit cost:
Service cost	$130,831
Interest cost	21,283
Expected return on plan assets	—
Actuarial (gain) loss amortization	—
Prior service cost amortization	14,663
Transition obligation amortization	—

Net periodic benefit cost	$166,777

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.50%
Expected return on plan assets	0%
Rate of compensation increase	1.50%
The company did not make any cash contributions to the plan during the period ended December 31, 2006.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 15 – INCOME TAXES
The components of income from operations before income taxes for the years ended December 31, 2006 and 2005 and the income expense/(benefit) attributable thereto were as follows:

	2006	2005
Income (loss) from operations before income taxes:
United States	$938,905	$(381,869)
Germany	(4,295,527)	—
United Kingdom and others	3,546,566	(1,782,358)

	$189,944	$(2,164,227)

		2006	2005
Income tax expense/(benefit):
United States	- Current	$—	$—
	- Deferred	(39,634)	—

Foreign	- Current	803,510	—
	- Deferred	(163,446)	—

	Total	$600,430	$—

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 15 – INCOME TAXES – Continued
The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings (loss) from continuing operations as follows:

	2006	2005
Expected tax/(benefit) at statutory rates	64,284	(735,837)
Non-deductible foreign losses	—	853,361
Management fees from UK operations	204,000	204,000
Non-deductible amortization of retained loan servicing rights	81,598	648,654
Tax amortization of goodwill	(10,002)	(10,002)
Utilization of NOL’s net of change in valuation allowance	294,911	(963,764)
Other	(34,361)	3,588

Provision for income taxes from operation	600,430	—

Tax effect on accumulated comprehensive income from adoption of SFAS #158 pension accounting	(101,580)	—

Provision for income taxes	498,850	—

The Company has approximately $5,600,000 and $7,100,000 of U.S operating loss carry forwards available at December 31, 2006 and 2005, respectively, which expire in varying amounts from 2011 through 2019. Additionally, at December 31, 2006, the Company has approximately $630,000 and $1,425,500 of operating loss carryforwards in the United Kingdom and Germany, respectively.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 15 – INCOME TAXES – Continued
At December 31, 2006 and 2005, the Company had recorded a net deferred tax asset as follows:

	2006	2005
Deferred tax assets:
SFAS #158 Pension provision	101,580	—
Operating loss carry forward	2,007,706	3,235,105
Loan loss reserves	82,646	82,593
Goodwill	25,839	36,896
Amortization of loan servicing rights	—	7,660
Depreciation and amortization	49,523	—
Other	6,781	—

Sub-total	2,274,075	3,362,251
Valuation allowance	(1,818,111)	(3,340,418)

Total assets	455,964	21,833

Deferred tax liabilities:
Discount on loan loss reserves	(133,271)	—
Depreciation and amortization	(7,990)	(21,833)
Deferred loan servicing	(10,045)	—

Total liabilities	(151,306)	(21,833)

Net deferred tax assets	304,658	—

NOTE 16 – MORTGAGE SERVICING FOR OTHERS
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $5.7 billion and $4.2 billion at December 31, 2006 and 2005, respectively. The Company was also the standby servicer for loans with an aggregate unpaid principal balance of $4.3 billion and $5.8 billion at December 31, 2006 and 2005, respectively
Custodial escrow balances maintained in connection with the foregoing loan servicing, excluded from the accompanying consolidated balance sheet were approximately $0.4 million and $0.5 million at December 31, 2006 and 2005, respectively.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 16 – MORTGAGE SERVICING FOR OTHERS – Continued
Mortgage servicing rights of $4.5 million and $4.8 million were capitalized as of December 31, 2006 and 2005, respectively. Mortgage servicing rights are recorded at fair value. Such value is determined by the discounted cash flow method using a 15% discount rate over the average remaining contractual life of the mortgages adjusted for estimated delinquencies and estimated prepayments.
The servicing assets are grouped by servicing type when evaluating such assets for impairment. During 2006 and 2005, adjustments to the value of the servicing rights totaling $0.2million and $1.9 million were charged to expense due to deemed impairment.
NOTE 17 – VARIABLE INTEREST ENTITIES
During the years ended December 31, 2006 and 2005, the Company had relationships with a total of two and two variable interest entities, respectively, where the Company is deemed not to be the primary beneficiary. The Company sold one of these interests owned by Crown European Holdings Limited (“CEH”) in 2005. Consequently, the Company, as of December 31, 2005, has a relationship with only one variable interest entity. As of December 31, 2006, the Company has a relationship with two variable interest entities.
Crown European Holdings Limited
In May 2003, Crown Properties Holding AB (“CPH”), Crown Fastighter AB, HVB Real Estate Investment Banking Limited, Bayerische Hypo-und Vereinsbank Aktiengesellschaft, Real Estate Scandinavia, Stockholm Branch, and certain other parties entered into a $79,000,000 facilities agreement.
Royal Investments LLC (“Royal”) (an affiliated entity, owned by related parties) and Crown Northcorp Limited (a UK subsidiary company) (“CNL”) used the above funds to purchase the entire issued share capital of Axfood Fastigheter AB from Axfood AB (the “Axfood Shares”), a Swedish company that operated supermarket properties throughout Sweden. CNL contributed an additional $5,834,000 by way of $3,500,000 in equity in CPH and a subordinated loan of $2,300,000, originally advanced by Royal to CNL.
In September 2003, CNL refinanced the majority of its investment in CPH by using $4,200,000 advanced from Kenmore Scandinavian Limited, a Kenmore Properties Group company (a third-party, Scottish-based property investment company). Crown European Holdings Limited (“CEH”) used the funds to purchase the entire issued share capital of CPH and to acquire the subordinated loan advanced by CNL to CPH. Kenmore’s loan was secured by a debenture and Kenmore was also granted three “A” preference shares carrying rights to a share of the profit distribution from CPH in the proportion of their loans, approximately 73%. Royal received one

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 17 – VARIABLE INTEREST ENTITIES – Continued
“B” preference share with carrying rights to the profit distribution from CPH, approximately 27%. This share was subsequently transferred to Ronald E. Roark, the Company’s Vice-Chairman and CEO, as part of the merger of Royal and the Company on December 31, 2003. In addition, CNL pledged its ordinary stock in CEH as additional security for Kenmore. Thus, Kenmore had the voting control of the ordinary share of CEH via the security agreement.
The Company could earn income under an Asset Manager agreement in four ways:
•	An annual management fee based as a percentage of the asset value;

•	Approximately $13,600 per month to cover management costs;

•	Subject to board approval, 1% of the gross sales price of any assets sold;

•	A promote fee as a percentage of net distributions if Return on Capital Employed (“ROCE”) exceeded 20% per annum. However, the promote fee will not exceed the amounts paid out in distributions to Kenmore and Mr. Roark.
This agreement was deemed to be a variable interest. The Company had only its equity investment at risk in the CEH venture. The equity investment was one-Pound Sterling. The Company was not deemed to be the primary beneficiary because of the significant rights and risks assumed by Kenmore pursuant to the transaction documents. Due to Kenmore’s voting rights via the security agreement, Kenmore could terminate the Asset Manager agreement at any time. In addition, Kenmore had to approve the operating budget, any capital expenditure, any disposals of assets, any borrowings, and any factoring or discounting of debt. Also, there was no financial recourse to CNL. Moreover Kenmore, through the 73% preference share dividend would absorb a majority of CEH’s expected losses/residual returns.
On June 30, 2005, CEH sold the Axfood Shares to Niam Retail Holding AB (“Niam Retail”).
Crown Intressenter AB
With the purchase of the Axfood Shares, Niam Retail acquired the remaining portfolio of Axfood properties (59 retail properties throughout Sweden). Concurrent with the purchase of the Axfood Shares, Niam Retail also purchased an additional portfolio of 15 freestanding retail assets known as the “ICA portfolio”. The purchase price for the Axfood Shares and the ICA portfolio amounted to approximately $95,550,000. The purchase was financed through an $81,350,000 loan facility from Svenska Handelsbanken AB (“Svenska”) and $14,200,000 in equity contributions and loans: from Niam Fastighetsholding III AB (“Niam III”) $10,625,000 and from Crown Intressenter AB (“CIAB”) $3,575,000. Niam III has guaranteed the loan from Svenska. CIAB owned 25% of Niam Retail.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 17 – VARIABLE INTEREST ENTITIES – Continued
The business plan of Niam Retail is to manage the day-to-day leasing of the portfolio, to sell individual properties as opportunities arise and to grow the portfolio through additional acquisitions of retail properties in the Nordic region.
Niam Retail has executed a project management agreement with Crown Asset Management AB (“CAM”), a 100% owned subsidiary of the Company. The agreement is similar to the Asset Manager agreement for the CEH transaction described above, in that CAM will recognize revenue in four ways, as follows:
•	A fixed, annual management fee;

•	Additional management fees of 0.20% of the initial book value of the portfolio assets up to and including 1.4 Billion Swedish and 0.15% of book value in excess of 1.4 Billion Swedish Krona;

•	Disposition fees equal to 1.25% plus VAT of the net proceeds from all single property sales; and

•	Promote fees defined as a portion of annual net distributable cash.
Although the Company owns 74.3% of the share capital of Crown Intressenter AB (“CIAB”), the vehicle used to acquire a minority share of the portfolio, CIAB is not consolidated in the accompanying financial statements because management believes that the Company does not control CIAB. To fund its portion of the equity and loans required by CIAB to consummate the Niam transaction (approximately $3,575,000), the Company arranged for a loan from Forum European Realty Income II, LP (“Forum”) of approximately $2,520,000 to CIAB. The Company invested approximately $120,000 in cash and certain members of the Company’s management team contributed the balance (approximately $935,000) in cash.
In connection with the Forum loan, Forum and the Company entered into an option agreement whereby the Company has given Forum the right, as security for the loan, to acquire all of the Company’s CIAB shares, at Forum’s option at any time, for par value.
For the reasons stated above, the Company was not considered the primary beneficiary of CIAB. The Company had only its initial capital contribution at risk. On July 3, 2006, CIAB sold its 25% interest in Niam Retail to Niam Fastighetsoldings AB. The Company recognized a total of $4,200,948 in promote fees. Also during 2006, the Company received $591,230 of management fees from Niam Retail.
Crown Intressenter Finland AB
Crown Intressenter Finland AB (“CIFAB”) was formed in September 2006 for the purpose of investing in Niam Retail Holding Finland AB (“Niam Finland”). The Company acquired 75% of the shares of CIFAB for €8,250 (approximately $10,900 at December 31, 2006) and certain other members acquired 25% of the shares for €2,750 (approximately $3,600 at December 31, 2006).

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 17 – VARIABLE INTEREST ENTITIES – Continued
Niam Finland was formed for the purpose of indirectly acquiring, holding, owning and selling or otherwise disposing of retail properties in Finland. Niam Finland will purchase properties in the Kesko portfolio located in Finland. The purchase price for the Kesko properties amounted to €265,000,000 (approximately $349,834,000 at December 31, 2006). The purchase price was financed through equity contributions, 360,000,000 Swedish Kronas (approximately $52,600,000 at December 31, 2006) and loans from Niam Fastighetsholding III AB (“Niam III”) and from CIFAB €3,994,660 (approximately $5,273,000 at December 31, 2006).
Niam Finland has executed a project management agreement with Crown Asset Management Finland OY (“CAMOY”), a 100% owned subsidiary of Crown Asset Management AB. CAMOY will recognize revenue in four ways, as follows:
•	A fixed, annual management fee of €450,000 (approximately $594,000 at December 31, 2006);

•	Additional management fees of 0.18% of the initial book value of the portfolio assets between €250,000,000 and €400,000,000 (approximately $330,032,500 and $528,052,000 at December 31, 2006) and 0.15% of book value in excess of €400,000,000;

•	Disposition fees equal to 1.25% plus VAT of the net proceeds from all single property sales; and

•	Promote fees defined as a portion of annual net distributable cash.
Although the Company owns 75% of the share capital of CIFAB, CIFAB is not consolidated in the accompanying financial statements because management believes that the Company does not control CIFAB. To fund its portion of the equity and loans required by CIFAB to consummate the Niam Finland transaction (€3,994,660 approximately $5,273,000 at December 31, 2006), the Company arranged for a loan from Forum European Realty Income S.A.R.L (“Forum”) of approximately €2,995,995 (approximately $3,955,000 at December 31, 2006) and certain members of the Company’s management team loaned the remaining balance of €998,655 (approximately $1,318,000 at December 31, 2006).
In connection with the Forum loan, Forum and the Company entered into an option agreement whereby the Company has given Forum the right, as security for the loan, to acquire all of the Company’s CIFAB shares, at Forum’s option at any time, for par value. Should Forum exercise the option, the Company would no longer be a shareholder in CIFAB and the Forum loan would become paid-in capital in CIFAB. The project management agreement discussed above would not be affected. The terms of the Forum loan preclude the Company and CIFAB from repaying the loan prior to June 30, 2025. While the Forum loan is outstanding, the Company has irrevocably and unconditionally pledged to Forum all its rights, title and interest in and to the CIFAB shares.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 17 – VARIABLE INTEREST ENTITIES – Continued
For the reasons stated above, the Company is not considered the primary beneficiary of CIFAB. The Company has only its initial capital contribution at risk. Should there be a significant asset sale by Niam Retail Finland, it is presumed that Forum would exercise its option on the Company’s shares, thereby denying the Company the significant benefits of ownership. The shareholders’ agreement between CIFAB and Niam III provides for capital calls, but specifically states that CIFAB may elect not to contribute. Should CIFAB elect not to contribute, its equity ownership would be diluted.
Following are condensed financial statements of CIFAB as of the year ended December 31, 2006 and the period September 13, 2006 (date business commenced) through December 31, 2006:

2006
Assets
Receivables
Loan to Niam Retail	$5,272,071
Interest receivable Niam	118,637
Investment in Niam Retail	1,399
Cash and other	71,970

Total assets	$5,464,077

Liabilities and stockholder’s equity
Loans payable
Forum	$3,955,103
Shareholders	1,316,968
Accrued interest payable	118,622
Other liabilities	70,426
Stockholders’ equity	2,958

Total liabilities and stockholders’ equity	$5,464,077

Income statement
Interest income	$118,661

Total revenue	118,661

Interest expense	118,622
Administration costs	11,602

Total expenses	130,224

Net income	$(11,563)

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 18 – CONTINGENCIES
Axfood Shares
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
In conjunction with guaranteeing CEH’s liability for claims under the share transfer agreement, the Company has obtained agreements from Kenmore and Royal LLC to timely fund any liability the Company may have for a breach of a representation or warranty made by CEH. Additionally, the Company has received a fee of approximately $92,011 from CEH for making the guarantee.
Letters of Credit
The Bank also has outstanding letters of credit to customers amounting to $1,546,553. These letters of credit do not have a maturity date.
Other
The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially effect the consolidated financial statements of the Company.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005
NOTE 18 – CONTINGENCIES – Continued
The Bank, prior to the acquisition described in Note 2, was involved in some litigation matters. As part of the Share Purchase and Transfer Agreement, the Seller agreed to indemnify and hold the Company harmless in any of these preexisting lawsuits. Accordingly, no provisions have been set aside in connection with any of the pending litigation.
The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), 9 and 11 employees at December 31, 2006 and 2005 , respectively, may be entitled to receive severances based upon a formula taking into account years and weekly pay. The total payout is capped at a maximum two years of pay. At December 31, 2006 and 2005, this liability is approximately $1,556,049 and $817,493, respectively.
Recently, the Company discovered that the articles or foreign qualification of the Company and several of its subsidiaries had been revoked, canceled or terminated by various state agencies for failure to complete administrative filings. The Company and those subsidiaries deemed necessary to the operation of the organization have been reinstated and are in good standing with their respective states.
In late 2002, the Company began the process of terminating an Employee Stock Ownership Plan (the “Plan”). The Company applied for and received a Determination Letter from the Internal Revenue Service permitting the distribution of all assets of the Plan and its subsequent termination. During the course of the Legal Review, it was discovered certain assets consisting of 68,412 shares of the Company held by the Plan of the Company were not properly distributed to twenty-one (21) participants of the Plan. This improper distribution of assets may have resulted in non-compliance with various laws and regulations governing the Plan and its termination. As of the filing of this document, the Company has entered the Voluntary Correction Program of the Internal Revenue Service Employee Plans Compliance Resolution System and the Delinquent Filer Voluntary Compliance Program offered by the Department of Labor to ensure that the Plan is in full compliance with law, that distributions are made to the twenty one (21) remaining participants and the Plan is terminated.
In addition to those remediation efforts described above, and in order to address the material weakness in the oversight of legal compliance, personnel previously assigned to these legal oversight functions have been removed from their previous roles and reassigned by the company, a new transfer agent has been appointed, and controls have been put in place to uncover and correct any future deficiencies.

NOTE 19 – FAIR VALUE
The Company is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures do not attempt to estimate or represent the Company’s fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments. The fair value amounts disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions and other factors. Estimated fair value amounts in theory represent the amounts for which financial instruments could be exchanged in transactions between willing parties.
     Estimated Fair values:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and other short term financial instruments	$57,586,963	$57,586,963	$2,842,482	$2,842,482
Loans	$6,803,584	$6,803,584	$647,607	$647,607
Servicing Rights	$4,508,701	$4,508,701	$4,830,765	$4,830,765
Financial liabilities:
Long term debt and subordinated debt	$39,424,628	$39,424,628	$—	$—
NOTE 20 – SUBSEQUENT EVENTS
In March 2007, the Company repaid €15,000,000 that was due to the Lender under the terms of the facility agreement discussed in Note 8.
Due to the final capitalization of costs associated with the purchase of the Bank as discussed in Note 2, the Warrants issued to the Lender, as discussed in Note 8, were amended in March 2007 to increase the exercise price from €840 to €928.
The convertible promissory note from a director as fully discussed in Note 8 was extended until December 31, 2007.

Item 8. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The firm of Schoonover Boyer + Associates formerly served as Crown’s independent accountant. That firm’s reports on Crown’s financial statements contained no adverse opinions or disclaimers of opinion and those reports were not modified as to uncertainty, audit scope or accounting principles. Crown had no resolved or unresolved disagreements with Schoonover Boyer + Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
Item 8A. – Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-KSB.
Item 8B. – Other Information
During the last quarter of 2006, issues related to oversight of certain legal compliance matters associated with Crown and its subsidiaries were made known to the board of directors by management.
Upon learning of these potential deficiencies related to oversight of legal compliance, but not associated with financial reporting controls and procedures, Crown retained the services of Bricker & Eckler LLP to serve as outside general counsel to Crown and lead a review of various matters for legal compliance (the “Legal Review”).
The Legal Review, which is still continuing, has uncovered certain deficiencies in the oversight of legal compliance of Crown and certain subsidiaries which led to the revocation, termination and cancellation by various state agencies of their articles or foreign qualifications. Additionally, the Legal Review uncovered deficiencies in the distribution of certain shares of Crown’s ESOP. Specifically the Legal Review uncovered issues in the following areas:
Subsidiaries
During the course of the Legal Review discussed under Item 8B it was discovered that the articles or foreign qualification of Crown and several of its subsidiaries had been revoked, canceled or terminated by various state agencies for failure to complete administrative filings. As of the filing of this document, Crown and those subsidiaries deemed necessary to the operation of the organization have been reinstated and are in good standing with their respective states.

ESOP
In late 2002, Crown began the process of terminating an Employee Stock Ownership Plan (the “Plan”). Crown applied for and received a Determination Letter from the Internal Revenue Service permitting the distribution of all assets of the Plan and its subsequent termination. During the course of the Legal Review, it was discovered certain assets consisting of 68,412 shares of Crown held by the Plan of Crown were not properly distributed to twenty one (21) participants of the Plan. This improper distribution of assets may have resulted in non-compliance with various laws and regulations governing the Plan and its termination. As of the filing of this document, Crown has entered the Voluntary Correction Program of the Internal Revenue Service Employee Plans Compliance Resolution System and the Delinquent Filer Voluntary Compliance Program offered by the Department of Labor to ensure that the Plan is in full compliance with law, that distributions are made to the twenty one (21) remaining participants and the Plan is terminated.
In addition to those remediation efforts described above, and in order to address the material weakness in the oversight of legal compliance, personnel previously assigned to these legal oversight functions have been removed from their previous roles and reassigned by the company, a new transfer agent has been appointed, and controls have been put in place to uncover and correct any future deficiencies.
PART III
Item 9. – Directors and Executive Officers Promoters, Control Persons and Corporate Governance; Compliance with Section 16(e) of the Exchange Act.
As of April 17, 2007, the company has seven directors. All directors of the company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All officers of Crown do not serve a term of years but serve at the pleasure of the Board of Directors. The chairman serves under a one-year retainer agreement. The company and the vice chairman and chief executive officer have an agreement to pay him base salary in 2007 with the possibility of incentive compensation.
The directors and executive officers of the company as of December 31, 2006 were as follows:

Name	Age	Position with Company
Stefan Lennhammer	44	Chairman
Ronald E. Roark	56	Vice Chairman, Chief Executive Officer and Director
Gordon V. Smith	74	Director
Grace Jenkins	55	Director
John S. Koczela	55	Director
David K. Conrad	51	Director
Peter Walker	43	Director
Roy H. Owen	60	Director and Managing Director, United States
Clarence Dixon	46	Managing Director, Continental Europe
Hakan Larsson	38	Managing Director, Crown Asset Management, Sweden

Name	Age	Position with Company
Steven Winfield	49	Co-Managing Director, Crown Mortgage Management, United Kingdom
Julien Holmes	37	Co-Managing Director, Crown Mortgage Management, United Kingdom
David Scrivener	45	Assistant Secretary and Controller
Rick Lewis	53	Vice President, Treasurer and Chief Financial Officer of Crown
Joachim Paulus	57	Managing Director, Westfalenbank AG
Christian von Villiez	48	Managing Director, Westfalenbank AG
Thomas Vail	40	Managing Director, Crown Westfalen Credit Services
Luther Ziller	61	Managing Director, Crown Westfalen Credit Services
Mr. Smith, Ms. Jenkins and Mr. Koczela are considered by the company to be independent directors.
Set forth below are the principal occupations and affiliations during at least the last five years of the directors and executive officers. All information is as of April 16, 2007.
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
Grace Jenkins has served as a director of Crown since October 30, 2000. She is currently the CEO of Sterling Automotive, LLC, d/b/a Automotive Experts. From February 2001 to April 2003, she served as IT Process Group Leader and Senior IT Leader of American Electric Power. From March 6, 1997 until September 1, 2000, she served as Executive Vice President of Crown. She served as a Vice President of the company from September 13, 1994 to that date.
John S. Koczela has served as a director of Crown since January 1, 2005 and as a director of its European subsidiaries since 2000. From 1996 through 2001, he served as Executive Vice President and Managing Director of European operations for Crown. He has also served as President of Falcon Management Group, Inc. since 1989.

David K. Conrad served as a director of Crown since January 5, 2000. Mr. Conrad is a partner in the law firm of Bricker & Eckler LLP and has been affiliated with that firm since 1980. Based on the change in relationship between Crown and Bricker & Eckler LLP, as discussed in detail in the Other Transactions and Relationships section of Item 12 below, Mr. Conrad tendered his resignation from the board of directors effective April 15, 2007.
Peter Walker has served as a director of Crown since January 1, 2005. He became Finance Director of Crown Mortgage Management Ltd. in March 1999 and was Managing Director, United Kingdom from November 2004 to March 2006. Prior to his service with the company, he served in the Corporate Recovery Department of Ernst & Young.
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
Hakan Larsson joined Crown in May, 2003 as a result of the Axfood acquisition and became Managing Director, Crown Asset Management, Sweden that year. From 1992 to 2003 he was employed by Axfood Fastigheter AB, where he was appointed Managing Director in 1999.
Steven Winfield has headed servicing for Crown Mortgage Management Limited (“CMM”) in November 2004 and was appointed Co-Managing Director in March 2006. Prior to coming to Crown, he held various positions with Birmingham & Midshires Building Society from 1993 to 2002 and with Co-Operative Bank plc from 2002 to 2004.
Julien Holmes joined Crown UK in 1985 and has held several management positions with the company. He was appointed Co-Managing Director of CMM in March 2006.
David Scrivener has managed corporate and client reporting functions for CMM for approximately twenty years and, since September 1999, has served as finance manager. He became Crown’s Assistant Secretary and Controller in November 2004.
Rick Lewis has served as the company’s Treasurer and Chief Financial Officer since September 1, 2000 and as Vice President since February 22, 2000. Since 1994, he has administered the company’s U.S. loan servicing operations.
Dr. Joachim Paulus joined Crown in 2006 as a result of the Westfalenbank acquisition from HVB and became Managing Director of Westfalenbank AG. He had previously spent 23 years at Bayerischen Hypo-und Vereinbank (HVB) where he held several management positions.
Dr. Christian von Villiez joined Crown in 2006 as a result of the Westfalenbank acquisition and became Managing Director of Westfalenbank AG. He previously held the position of CEO of the HVB subsidiary Banco Inversion in Spain.

Thomas Vail joined crown in 2007 as Managing Director of Crown Westfalen Credit Services GmbH since February 2007. Prior to joining Crown he was a Partner of Pinnacle Ventures Limited and prior to that, a Partner of Healey & Baker (now Cushman & Wakefield).
Luther Ziller joined Crown in 2006 as a result of the Westfalenbank acquisition and became Managing Director of Crown Westfalen Credit Services. He has worked for Westfalenbank for 30 years.
Audit Committee Financial Expert
The company’s Board of Directors has determined that Mr. Smith, an independent director, serves as the Audit Committee financial expert.
Code of Ethics
Crown has adopted a code of ethics applicable to its principal executive, financial and accounting officers. A copy of the code is available without charge, upon request, by writing to: Crown NorthCorp, Inc., 1251 Dublin Road, Columbus, Ohio 43215.
Item 10. – Executive Compensation
Summary Compensation Table
The following table sets forth information for the year ended December 31, 2006 with respect to Crown’s Chief Executive Officer and the next two most highly compensated executive officers other than the Chief Executive Officer.
SUMMARY COMPENSATION TABLE

Name						Non-Equity
and				Stock	Option	Incentive Plan
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Ronald E. Roark, Chief Executive Officer	2006	100,000	125,000	0	0	0	225,000
Clarence Dixon	2006	237,623 (1)	66,007	0	0	0	303,630
Peter Walker	2006	186,614 (1)	0	0	0	0	186,614

(1)	Messrs. Walker and Dixon’s salaries in Dollars ($) were determined by the exchange rate as of December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2006 Crown does not have any outstanding equity awards.

Director Compensation
DIRECTOR COMPENSATION

						Change in
						Pension
	Fees					Value and
	Earned or				Non-Equity	Nonqualified
	Paid in	Stock		Options	Incentive Plan	Deferred	All Other
	Cash	Awards		Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)		($)	($)	Earnings	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Stefan Lennhammer, Chairman
Ronald E. Roark, Vice Chairman
David K. Conrad	$8,750	$8,750	(1)					$17,500
Grace Jenkins	$7,250	$7,250	(1)				$18,957.82	$33,457.82
John S. Koczela	$8,750	$8,750	(1)				$9,936.19	$27,436.19
Roy H. Owen
Gordon V. Smith	$8,750	$8,750	(1)					$17,500
Peter Walker

(1)	Dollar value of stock awards were calculated at $0.10 per share.
Each non-management director is paid an annual retainer of $12,000, payable quarterly, $500 for each meeting of the Board of Directors and $500 for each committee meeting attended except the Audit Committee, where the fee is $1,000 per meeting, plus expenses. The company makes retainer and attendance payments to directors quarterly. In 2006, compensation was paid half in cash and half in stock of the company, with the number of shares based on ten cents per share.
Item 11. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As noted above in Item 5, the company, at December 31, 2003 had 12,455,778 shares of common stock outstanding. The following table sets forth security ownership information regarding the common stock as of April 10, 2006 (after giving effect to the transactions described in Item 5 above) by: (i) each person known by the company to own beneficially more than 5% of the shares of the common stock; (ii) each director of the company; (iii) each of the executive officers of the company named in Item 10 above and (iv) all directors and executive officers of the company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by each such shareholder. Also, unless otherwise indicated, the address of each beneficial owner is in care of the company, 1251 Dublin Road, Columbus, Ohio 43215.

	Number of Shares	Approximate
Name	Of Common Stock	Percent of Class
Stefan Lennhammer (1)	0	n/a
Ronald E. Roark (2)	12,312,665	41.1%
Gordon V. Smith(3)	4,298,560	14.4%
Grace Jenkins	622,500	2.0%
David K. Conrad (4)	692,500	2.3%
Peter Walker (5)	350,000	1.1%
John S. Koczela	180,000	(6)
Roy H. Owen	0	n/a
Clarence Dixon	0	n/a
Hakan Larsson	0	n/a
Steven Winfield (5)	0	n/a
Julien Holmes (5)	0	n/a
David Scrivener (5)	0	n/a
Rick Lewis	1,000	(6)
Stephen W. Brown	8,500	(6)
All directors and executive officers as a group (15 persons)	18,605,725	61.0%

(1)	The mailing address for Mr. Lennhammer is c/o REEDA Management AB, Skeppargartan 7, SE-114 52, Stockholm, Sweden.

(2)	6,858,037 of these shares are still held in the name of Royal Investments. Equity ownership of these shares lies with Ron Roark. Upon completion of the Stock Splits these shares will convert to treasury shares of Crown. The company anticipates this to be completed in 2007.

(3)	Represents 376,739 shares held by Mr. Smith and 53,867 shares held by The Gordon V. and Helen C. Smith Foundation. The mailing address for both Mr. Smith and the Smith Foundation is c/o Miller and Smith Holding, Inc., 1568 Springhill Road, McLean, Virginia 22102. Mr. Smith, as president of the Smith Foundation, may be deemed the beneficial owner of such shares. Mr. Smith disclaims such beneficial ownership.

(4)	The mailing address for Mr. Conrad is c/o Bricker & Eckler LLP, 100 South Third Street, Columbus, Ohio 43215. The shares are owned by Bricker & Eckler LLP.

(5)	The mailing address for Messrs. Walker and Scrivener is c/o CNL, Crown House, Crown Street, Ipswich, IP1 3HS UK.

(6)	Less than 1%.

Item 12. – Certain Relationships and Related Transactions
Merger Transaction with Royal and Related Transactions
Effective December 31, 2003, Crown acquired all of the issued and outstanding stock of Royal Investments Corp, a Delaware corporation of which Mr. Roark was the sole shareholder. Mr. Roark recused himself from all deliberations and votes of Crown’s board of directors on the merger transaction. Royal operated through subsidiaries and affiliates, including but not limited to CNL and CMM, providing loan servicing and third-party asset management services for real estate-related assets in Europe. Through the merger transaction, Crown acquired these European operations.
In conjunction with the merger transaction, Crown’s board of directors authorized stock split transactions. See “Item 5 – Market for Common Equity and Related Stockholder Matters” above.
In exchange for all of the issued and outstanding stock of Royal, Mr. Roark will receive
12,000,000 shares of Crown’s common stock following the Stock Splits. The principle followed in determining the amount of consideration was arm’s length negotiation. The approximately 1,125,803 shares and Series II Preferred of Crown common stock held by Royal became treasury stock of Crown. It is anticipated that the Stock Splits will take place in 2007.
Chairman and Vice Chairman
In conjunction with his election as Chairman of the company’s Board of Directors effective January 1, 2005, the company and Stefan Lennhammer have entered into a retainer agreement calling for him to receive quarterly compensation of €2,500 (approximately $3,200) for his service as Chairman through December 31, 2008. As of January 1, 2007, the company has entered into an advisory services agreement with REEDA Management AB, of which Mr. Lennhammer is Managing Director. Under this agreement REEDA is to receive a per diem of €2,000 for each working day devoted to Crown business. For the first quarter of 2007 REEDA billed 13 days or 26,000 Euros (approximately $35,000).
During 2005, Mr. Roark received $100,000 under his employment agreement while serving as the company’s Chairman and Chief Executive Officer. During 2006, Mr. Roark received a salary of $100,000 for his service as Vice Chairman and Chief Executive Officer. His salary for 2007 is $100,000.
Other Transactions and Relationships
On December 8, 2006, Crown retained the services of Bricker & Eckler LLP to serve as outside general counsel to Crown and lead a review of various matters for legal compliance (“the Legal Review”). Dave K. Conrad, who has served as a director of Crown since 2000 and is the immediate past chair of the audit committee, is a partner at Bricker & Eckler LLP. It became apparent in the Spring of 2007 that the relationship between Mr. Conrad, Bricker & Eckler LLP and Crown might affect NASDAQ independence standards. Although Crown is not bound by the NASDAQ independence standards, Mr. Conrad has opted to resign from the board effective April 15, 2007.
On September 11, 2006, Crown issued a convertible promissory note to Gordon V. Smith, a director of the Company, in exchange for $400,000.00 cash. The note bears an interest rate of 16% and is due on March 31, 2007. The loan was subsequently extended until December 31, 2007. The purpose for the loan was for working capital prior to the Westfalenbank acquisition. This note was disclosed by Mr. Smith to the board of directors prior to execution and approved by the board at that time. As of December 31, 2006 the loan was still outstanding.
Since January 2001, Crown has performed asset management activities for parties holding ownership interests in several multifamily projects that receive subsidies from the U.S. Department of Housing and Urban Development. Mr. Roark, or an affiliate of his, has partnership interests in substantially all of the projects for which Crown presently performs services. The rates and fees the company charges for its services are in accordance with HUD’s guidelines and regulations where applicable. Unregulated rates and fees are at market levels.
The company conducts some of its operations through joint ventures and partnerships and provides certain services to those entities.
Item 13. – Exhibits
The following exhibits are filed as part of this report:

Number	Exhibit	Method of Filing
3.3	Restated Certificate of Incorporation	Filed herewith.

3.4	Bylaws	Filed herewith.

14.1	Code of Ethics	Incorporated by reference to Crown
NorthCorp, Inc.’s Form 10-KSB
filed April 14, 2004.

21.10	Subsidiaries of Crown NorthCorp, Inc.	Filed herewith.

31.11	Certification of officers of Crown	Filed herewith.

32.10	Certification of officers of Crown	Filed herewith.

Item 14. – Principal Accountant Fees and Services
The firm of Schoonover Boyer + Associates has served as Crown’s principal accountant for each of the past two fiscal years. The Audit Committee of Crown’s Board of Directors approved the engagement of the firm prior to the commencement of work. During 2005 and 2006, certain foreign accounting firms assisted SB&A with the audits of the company’s subsidiaries located in Europe. Aggregate fees billed by all firms for period are as follows:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$442,239	$82,616	$112,716	0
2005	$224,525	0	$87,408	0

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007	Crown NorthCorp, Inc.
	By:	s/ Ronald E. Roark
Ronald E. Roark, Vice Chairman
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	By:	s/ Stefan Lenhammer
Stefan Lennhammer, Chairman

Date: April 17, 2007	By:	s/ Ronald E. Roark
Ronald E. Roark, Vice Chairman and
Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2007	By:	s/ Rick L. Lewis
Rick L. Lewis, Vice President,
Treasurer and Chief Financial Officer (Principal Accounting Officer)

Date: April 17, 2007	By:	s/ Gordon V. Smith
Gordon V. Smith, Director

Date: April 17, 2007	By:	s/ Grace Jenkins
Grace Jenkins, Director

Date: April 17, 2007	By:	s/ John S. Koczela
John S. Koczela, Director

Date: April 17, 2007	By:	s/ Peter Walker
Peter Walker, Director

Date: April 17, 2007	By:	s/ Roy Owen
Roy H. Owen, Director

INDEX TO EXHIBITS

3.3	Restated Certificate of Incorporation (1)

3.4	Bylaws (1)

14.1	Code of Ethics (2)

21.10	Subsidiaries of Crown NorthCorp, Inc. (1)

31.11	Certification of officers of Crown (1)

32.10	Certification of officers of Crown (1)

(1)	Filed herewith.

(2)	Incorporated by reference to Crown NorthCorp, Inc.’s Form 10-KSB filed April 14, 2004.