Form 10QSB
period 2007-03-31
CROWN NORTHCORP INC
filed 2007-05-25
CIK 915338

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ______________ to _____________
Commission File No.: 0-22936
Crown NorthCorp, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3172740

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     As of May 8, 2007, the issuer had 29,275,275 shares of its common stock, par value $.01 per share, outstanding.
     Transitional Small Business Disclosure Format (check one). Yes ☐     No  ☑

CROWN NORTHCORP, INC.
Form 10-QSB
Quarterly Period Ended March 31, 2006

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	Unaudited
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,475,608	$57,586,963
Accounts receivable Servicing fee receivables	4,911,483	7,692,538
Receivable from subsidiaries in liquidation	3,090,091	3,079,686
Miscellaneous receivables	2,915,492	3,000,911

Total accounts receivable	10,917,066	13,773,135
Prepaid expenses and other assets	1,206,378	293,467

Total current assets	45,599,052	71,653,565

PROPERTY AND EQUIPMENT — net	2,337,959	2,361,694

RESTRICTED CASH	1,292,316	1,758,274

INTANGIBLE ASSETS
Bank License	4,113,484	3,960,390

OTHER ASSETS
Investment in partnerships and joint ventures	35,324	542,475
Mortgage loans, net of reserves	5,212,778	6,803,584
Loan servicing rights- net	4,461,057	4,508,701
Capitalized software cost — net	998,811	716,391
Capitalized financing costs — net	2,904,311	3,320,607
Tax claims receivable	1,118,245	1,107,804
Deferred tax asset	398,655	304,658
Prepaid tax asset ( see note 8)	4,430,000	—
Other assets	793,529	219,078
Trust fund assets	12,135,544	12,963,417

Total other assets	32,488,254	30,486,715

TOTAL	$85,831,065	$110,220,638

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,931,461	$8,446,241
Foreign interest bearing deposits	533,017	874,331
Accrued expenses:
Bonuses	824,796	668,758
Interest	757,788	1,217,327
Other	1,191,362	1,096,526

Total accrued expenses	2,773,946	2,982,611

Current portion of long term debt	400,000	20,201,950
Tax payable	5,274,569	1,419,052
Other current liabilities	82,538	225,680

Total current liabilities	15,995,531	34,149,865

LONG-TERM OBLIGATIONS:
Long term debt	38,504,360	39,424,628
Subordinated debt	2,649,180	2,640,260
Letters of credit	2,206,140	2,435,550
Deferred data storage expense	1,144,695	1,128,149
Pension provision	94,377	1,176,790
Restructuring provision	1,048,958	1,178,864
Other long term liabilities	2,445,221	2,185,788
Allowance for loan losses	246,269	243,076
Trust fund liabilities	12,245,742	12,963,417

Total long-term obligations	60,584,942	63,376,522

SHAREHOLDERS’ EQUITY:
Common stock	299,673	299,573
Additional paid-in capital	21,957,076	21,947,176
Accumulated comprehensive income	168,518	197,516
Accumulated deficit	(12,997,617)	(9,572,956)
Treasury stock, at cost	(177,058)	(177,058)

Total shareholders’ equity	9,250,592	12,694,251

TOTAL	$85,831,065	$110,220,638

See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUES:
Management fees	$2,908,067	$1,028,254
Loan servicing fees, net	1,567,361	1,117,430
Disposition fees	128,970	—
Interest income	565,182	10,509
Reversal of loan loss provision	237,073	—
Other	135,730	113

Total revenues	5,542,383	2,156,306

OPERATING AND ADMINISTRATIVE EXPENSES:
Personnel	3,826,302	1,677,287
Legal, accounting and professional fees	765,754	524,443
Insurance and other administrative expenses	750,841	190,861
Occupancy	1,052,649	348,481
Write off mortgage servicing rights	—	165,110
Depreciation and amortization	890,604	215,733

Total operating and administrative expenses	7,286,150	3,121,915

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE	(1,743,767)	(965,609)

INTEREST EXPENSE	1,435,739	4,542

NET INCOME (LOSS) BEFORE TAX	(3,179,506)	(970,151)

INCOME TAX (BENEFIT)	245,155	7,392

NET INCOME (LOSS)	(3,424,661)	(977,543)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of tax effect	(28,998)	(83,059)

COMPREHENSIVE INCOME (LOSS)	$(3,453,659)	$(1,060,602)

EARNINGS (LOSS) PER SHARE	$(0.12)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	29,275,275	28,940,275
See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,424,661)	$(977,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,520	216,944
Equity in income from investment in partnerships and joint ventures	—	12,581
Provision for impairment to mortgage servicing rights	—	165,110
Payment of board of directors’ fees by the issuance of common stock	10,000	—
Deferres tax asset	718,086
Change in operating assets and liabilities: net of effects from purchase of subsidiary
Accounts receivable	2,786,712	548,298
Prepaid expenses and other assets	(4,543,736)	(642,502)
Accounts payable and accrued expenses	2,513,749	380,856

Net cash provided by (used in) operating activities	(1,387,330)	(296,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(702,969)	(106,047)
Decrease (increase) in other investments	—	(338,405)
Decrease (increase) in restricted cash	—	47,737
Decrease (increase) in other assets	2,522
Decrease (increase) in warehouse loans	(12,821)	22,008

Net cash provided by (used in) investing activities	(713,268)	(374,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(20,922,312)	—

Net cash provided by (used in) financing activities	(20,922,312)	—

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	(23,022,910)	(670,963)
EFFECT OF EXCHANGE RATE ON CASH	442	(107,250)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,498,076	2,474,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,475,608	$1,695,792

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$474,170	$—
See notes to consolidated financial statements.

CROWN NORTHCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(UNAUDITED)
1. General and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Crown NorthCorp, Inc. and subsidiaries reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. Investments in majority owned affiliates where the Company does not have a majority voting interest and non-majority-owned affiliates are accounted for on the equity method. All significant inter-company balances and transactions have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
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
3. Loss Per Common Share
The losses per share for the three months ended March 31, 2007 and 2006 are computed based on the loss applicable to common stock divided by the weighted average number of common shares outstanding during each period.
4. Property and Equipment and Capitalized Software Costs
Property and equipment consists of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Property and equipment	$4,124,911	$4,038,677
Less accumulated depreciation	(1,786,952)	(1,676,983)

Property and equipment — net	$2,337,959	$2,361,694

Capitalized software consists of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Capitalized software	$2,863,349	$2,545,769
Less accumulated depreciation	(1,917,537)	(1,829,378)

Capitalized software — net	$945,812	$716,391

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

6. Contingencies
Axfood Shares
Pursuant to the terms of a 2005 share transfer agreement governing a prior sale of the Axfood portfolio, the buyer, until June 30, 2006, may make claims against the seller for breaches of the representations and warranties the seller made in the agreement. The seller’s aggregate liability for claims could not exceed 72,500,000 Swedish Krona, or approximately $10 million. Crown guaranteed the seller’s liability to pay claims of which approximately 95% of such amount has been guaranteed by a third party. In conjunction with the Axfood Disposition on June 30, 2006, Crown agreed to extend this guarantee until August 31, 2007.
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
Letters of Credit
Westfalenbank AG (the “Bank”) has outstanding letters of credit to customers as reflected on the balance sheet of which $993, 705 are unreserved. These letters of credit do not have a maturity date.
Other
The Company has certain contingent liabilities resulting from claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially effect the consolidated financial statements of the Company.
Prior to its acquisition, the Bank was involved in some litigation matters. As part of the Share Purchase and Transfer Agreement, the Seller agreed to indemnify and hold the Company harmless in any of these preexisting lawsuits. Accordingly, no provisions have been set aside in connection with any of the pending litigation.
The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal.

Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), nine (9) employees may be entitled to receive severances based upon a formula taking into account years and weekly pay. The total payout is capped at a maximum two years of pay.
In late 2002, the Company began the process of terminating an Employee Stock Ownership Plan (the “Plan”). The Company applied for and received a Determination Letter from the Internal Revenue Service permitting the distribution of all assets of the Plan and its subsequent termination. During the course of the Legal Review, it was discovered certain assets consisting of 68,412 shares of the Company held by the Plan of the Company were not properly distributed to twenty-one (21) participants of the Plan. This improper distribution of assets may have resulted in non-compliance with various laws and regulations governing the Plan and its termination. The Company has entered the Voluntary Correction Program of the Internal Revenue Service Employee Plans Compliance Resolution System and the Delinquent Filer Voluntary Compliance Program offered by the Department of Labor to ensure that the Plan is in full compliance with law, that distributions are made to the twenty-one (21) remaining participants and the Plan is terminated.
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
As of December 31, 2006, the Company had a contingent liability regarding the pension of the Bank. This pension reduction has been segregated and funded.
The Company has certain contingent liabilities resulting from contractual requirements in the United Kingdom in regards to employment contracts acquired in the merger with Royal. Upon termination (but only in the event of redundancy, as defined under the employment laws of the United Kingdom), nine (9) employees may be entitled to receive severances based upon a formula taking into account years and weekly pay.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined post-retirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. See Note 14 for disclosure on adoption of SFAS No. 158.
In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is evaluating the potential impact of the adoption of this interpretation.
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

8. Income Taxes
In connection with the Company’s ongoing reorganization plan, on February 28, 2007 Crown NorthCorp, Inc. sold its interests in Crown NorthCorp, Ltd., Crown Mortgage Management, Ltd. (“UK Subsidiaries”) and Titrisation Belge-Belgische Effectisering SA/NV, the Belgium joint venture (“TBE”) to one of its subsidiaries, Westfalenbank AG for $21,994,771 in cash.
Westfalenbank AG has recorded goodwill of $20,276,000 in connection with this purchase of stock. In accordance with German tax law, goodwill will be amortized and deducted for income tax purposes over a period of not more than forty (40) years.
The transfer of funds from Germany to Crown NorthCorp Inc. will create a U.S. tax liability of approximately $4,430,000, net of foreign tax credit and use of the Company’s remaining operating loss carryforward. In accordance with the guidance contained in ARB #51 Consolidated Financial Statements and Paragraph 9(e) of SFAS 109 Accounting for Income Taxes, the Company has deferred recognition of the tax currently payable and recorded it as a deferred (prepaid) asset.
ARB #51 states in part, “If income taxes have been paid on inter-company profits on assets remaining within the group, such taxes should be deferred “. Paragraph 9(e) of SFAS 109 confirms that this concept in ARB #51 continues to be appropriate. Therefore, the prepaid tax asset will be recognized, as the goodwill discussed above, is amortized for German taxes.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform with current year presentation.
Item 2. — Management’s Discussion and Analysis
The Company’s Businesses
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
The Company has begun to utilize Westfalenbank AG’s (a bank chartered under the laws of Germany acquired by the Company on October 26, 2006) expertise and experience to capitalize on emerging opportunities in the German and European mortgage markets.

Westfalenbank is providing Crown a platform to support and expand all of the Company’s management, servicing and loan origination businesses.
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
Revenues for the first quarter of 2007 increased over the comparable period in 2006 primarily as a result of new business in Europe and specifically as the result of the Westfalenbank acquisition. However, operating expenses have increased as well and consequently, the Company presently continues to sustain operating losses.
The acquisition of Westfalenbank provides Crown a platform to seek to maximize the value of Crown’s comprehensive financial services, provide recurring revenue and expand the Company’s core businesses in European markets as well as the United States and will be the most appropriate way to make effective use of Crown’s liquidity and capital resources to further expand Crown’s revenue base and sustain operating profitability.
Forward Looking Statements
The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include terminology such as “anticipate,” “believe,” “has the opportunity,” “seeking to,” “attempting,” “appear,” “would,” “contemplated,” “believes,” “in the future” or comparable language. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, without limitation: (i) significant increases in competitive pressure in the financial services and banking industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment in the United States or Europe; (iv) general economic conditions, whether internationally, nationally or regionally, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii)

changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission, which include without limitation, the following:
•	The Company has completed the majority of the reorganization of a substantial portion of its operations as a result of the Westfalenbank AG acquisition. The intent of this reorganization is for Crown to operate is loan servicing, mortgage management, asset management and loan origination activities through the bank. Completion of these reorganization activities is ongoing and it is anticipated that completion will occur during the second half of 2007. There can be no assurances at this time as to the timing or the results of this reorganization or its affect on the operating performance of the Company.

•	Management believes that the Westfalenbank AG acquisition will be a catalyst to further growth in the asset management and servicing businesses, primarily in Europe and that resultant increases in recurring revenue will help the Company achieve operating profitability. However, there can be no assurance of these results.

•	Crown’s liquidity and capital resources remain very limited when compared to virtually all of its competitors. While the Company believes that the acquisition of Westfalenbank AG will significantly improve its competitive position and expand its resources available to realize upon new business opportunities, there can be no assurance of any particular results.

•	Crown and certain of its subsidiaries operate as rated servicers. If these entities are no longer rated, or if those ratings were lowered, there would be an adverse effect on the Company’s operations. Crown’s business volumes and financial condition may affect its servicer ratings.
Outlook
Crown has significantly expanded its business operations through the acquisition of Westfalenbank AG, a banking and credit institution chartered under the laws of Germany. The Company has taken steps in 2007 that, except for operations in the U.S., resulted in substantially all of the Company’s asset management, loan servicing and mortgage origination businesses being operated through the bank. Management believes that the combined market knowledge and expertise of Crown and Westfalenbank will not only enhance Crown’s existing business operations but will also facilitate growth in niche mortgage and servicing businesses throughout Germany and Europe. An important part of business growth will continue to be the multiple servicer ratings the Company holds, which are necessary for participation in many transactions. Additionally, Crown, through one of the wholly owned affiliates of the bank services and manages a substantial portfolio of non-performing loans.
In the United Kingdom, Crown is realizing revenues and experiencing growth both through a new servicing contract and existing contracts. The Company continues its efforts to develop similar business lines elsewhere in Europe. The Company’s plans to increase its assets under management via the origination of commercial mortgages with financial partners are progressing. The Company is also engaged in discussions with other parties about new servicing contracts in both the commercial and residential mortgage sectors.
The Company and a third party bank, operating through a joint venture based in Belgium, market master servicing and reporting services for securitized portfolios throughout Europe. Growth in this business line is anticipated as more assets are securitized in Europe.
In the United States, the Company continues to devote resources to originate new servicing opportunities and increase servicing volumes. In 2006, the Company became the special servicer for two securitizations of small-balance commercial real estate loans. The volume of assets received by Crown from these two securitizations, have surpassed managements original expectations. Management anticipates receiving additional, similar assignments. Crown continues to examine means of expanding its servicing portfolio of smaller-balance commercial mortgage loans and of developing other specialized servicing opportunities. Asset management activities in the U.S. continue at presently modest levels as an extension of the ongoing process of resolving assets under management.
The acquisition of Westfalenbank AG provides Crown a platform to seek to maximize the value of Crown’s comprehensive financial services, provide recurring revenue and expand the Company’s core businesses in European markets as well as the United States. The Company believes that the reorganization, which is now near completion, will be the most appropriate way to make effective use of Crown’s liquidity and capital resources, to further expand Crown’s revenue base and sustain operating profitability.
Results of Operations for the First Quarter Ended March 31, 2007 Compared to the First Quarter Ended March 31, 2006
As discussed earlier, the acquisition of Westfalenbank AG effective July 3, 2006 was accounted for using the purchase method of accounting. The results of operations for the period ending March 31, 2007 reflect the results of operations of the combined entities. Therefore, most of the large variances in operating results between the reporting periods are attributable to this acquisition.
Total revenues increased $3,346,443 to $5,502,749 for the first quarter of 2007 from $2,156,306 during the same period in 2006. The majority of the increase is attributable to increases in management fees, servicing fees and interest from the European operations.
Management fees increased $1,879,813 to $2,908,067 for the quarter ended March 31, 2007 from $1,028,254 for the corresponding period in 2005. Approximately $564,000 of this increase is due to increased special servicing fees relating to the management of sub-performing loans in the United Kingdom. Also, new management contracts in the United Kingdom contributed approximately $365,000 to the increase. Management fees earned by Westfalenbank provided approximately $725,000 of the increased fees and the Company’s Scandinavian office contributed an additional $174,000 through its commercial real estate asset management services.

Servicing fees increased to $1,567,361 for the quarter ending March 31, 2007 from $1,117,430 for the quarter ended March 31, 2006. This $449,931 increase is the result of increased fees earned from the United Kingdom operations increasing some $347,000 as the result of new contracts and increased volumes in existing contracts and servicing fees in the United States declining some $2,000 due to reductions in the servicing portfolio. Also contributing approximately $105,000 to the increase was the activity in Westfalenbank.
Interest income increased to $565,182 for the quarter ended March 31, 2007 from $10,509 for the corresponding period in 2006. This increase is due almost entirely to interest earned on investments held by Westfalenbank.
Other income increased from $113 for the quarter ended March 31, 2006 to $372,803 for the same period in 2006. Activity from Westfalenbank of approximately $237,000 relating to adjustments to reserves against assets due to increases in actual collections combined with some $96,000 of other fees make up the majority of this categories increase.
Personnel expenses include salaries, related payroll taxes and benefits, travel and living expenses and professional development expenses. Personnel expenses increased $2,149,015 to $3,826,302 for the first quarter of 2007 from $1,677,287 for the first quarter of 2006. Approximately $1,560,000 of the increase is related to the newly acquired entity, Westfalenbank. In addition, general payroll increases and increased staffing in the servicing and information technology areas in the United Kingdom created an increase of some $350,000. Operations in the U.S. contributed another $240,000 as the result of an increase in management personnel relating to the Company’s European operations.
Legal, accounting and professional services increased $241,311 to $765,754 for the quarter ending March 31, 2007 from $524,443 for the comparable period in 2006. Operations in the U.S. were responsible for approximately $261,000 of the increase as the Company experienced increases in legal fees, accounting fees and professional fees. The majority of these increases relate to temporarily outsourcing its corporate counsel function and matters relating to Westfalenbank. Operations in the United Kingdom experienced a decline in these expenses of some $210,000 while Westfalenbank operations contributed $179,000 to the increase.
Insurance and other administrative expenses increased by $559,980 to $750,841 in 2007 from $190,861 in 2006. The increase in these expenses was divided among the Company’s German, United Kingdom and Scandinavian offices. The newly acquired Westfalenbank incurred approximately $221,000 in operating expenses; the UK offices experienced an increase of some $110,000 as the result of increased staff along with the attendant cost therewith and the Scandinavian office incurred increases of some $242,000 due to expenses incurred in relation to revenue generation.
Occupancy costs increased $704,168 to $1,052,649 in 2007 from $348,481 in 2006. The increase was attributable in large to Westflaenbank’s occupancy costs of some $582,000 and increases in office rent in the UK and U.S. of approximately $9,500 and $1,000 respectively. In addition, the Company’s UK offices incurred increased computer related expenses of some $105,000.
The write-down of capitalized mortgage servicing rights decreased by approximately $165,000 for the quarter ending March 31, 2007 from the corresponding period in 2006. A write-down of approximately $165,000 in the first quarter of 2006 was necessitated primarily as the result of payoff of one large loan.
Interest expense increased from $4,542 for the three months ending March 31, 2006 to $1,435,739 for the comparable period in 2007. The increase is due almost entirely to interest expense incurred in connection with the acquisition of Westfalenbank.
Depreciation and amortization increased to $890,604 in 2007 from $215,733 in 2006. The majority of the approximately $675,000 increase is the result of amortization of financing costs associated with the acquisition of Westfalenbank as well as the amortization/depreciation recognized by the Westfalenbank itself.
Liquidity and Capital Resources
General
Cash and cash equivalents decreased by $23,022,910 to $33,475,608 for the three month period ending March 31, 2007 from $56,498,076 at December 31, 2006. The majority of the decrease in cash is the result of the scheduled debt service associated with the financing acquisition of Westfalenbank. Crown seeks to improve liquidity and access to cash resources by generating new business revenues, raising additional capital and, in selected instances, entering into strategic alliances.
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
Historical Cash Flows
Cash flows from operating activities used cash of $1,387,330 during the first quarter of 2007 compared to a use of $296,256 during the first quarter of 2006. Operations from new acquisitions were responsible for the majority of increased use of cash.
Investing activities used cash of $713,268 during the first quarter of 2007. Similar activities used $374,707 in 2006. The increase in cash provided is predominately the result of an increase in equipment and software purchases during the first quarter of 2007 purchase.

Financing activities used $20,922,312 during the first quarter of 2007. There was no comparable financing activity in 2006. The majority of the increase in cash is attributable to a scheduled payment against the credit facility used to purchase Westfalenbank.
Item 3. — Controls and Procedures
Crown’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures in place on March 31, 2007 and have concluded that they are effective. There have been no significant changes in Crown’s internal controls or in other factors since that date that could significantly affect these controls.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
None
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. — Defaults Upon Senior Securities
None
Item 4. — Submission of Matters to a Vote of Security Holders
None
Item 5. — Other Information
None
Item 6. — Exhibits
31.1     Certification of officers of Crown           Filed herewith.
31.2     Certification of officers of Crown           Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN NORTHCORP, INC.

Dated: May 25, 2007	By:	/s/ Ronald E. Roark

Ronald E. Roark, Vice Chairman and Chief Executive Officer

	By:	/s/ Rick L. Lewis

Rick L. Lewis, Vice President, Treasurer, and Chief Financial Officer

INDEX TO EXHIBITS
31.1  Certification of officers of Crown (1)
31.2  Certification of officers of Crown (1)
32.1  Certification of officers of Crown (1)

(1) Filed herewith.